Form 10KSB
period 2002-12-31
MOUNTAIN BANCSHARES INC
filed 2003-04-04
CIK 1200323

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Special Financial Report Pursuant to Rule 15d-2 Under the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2002	Commission File Number 333-100741

MOUNTAIN BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	43-1965029 (I.R.S. Employer Identification No.)

671 Lumpkin Campground Parkway, Suite 200 P. O. Box 509 Dawsonville, Georgia (Address of principal executive offices)	30534 (Zip Code)

(706) 265-1001 (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: None

This is a special financial report of the Registrant filed under Rule 15d-2.

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant had no revenues for its fiscal year ended December 31, 2002.

The Registrant's initial stock offering is still being conducted as of the date of filing this Report.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one):

Yes_____ No X

TABLE OF CONTENTS
Page
PART I

ITEM 1.	DESCRIPTION OF BUSINESS	N/A
ITEM 2.	DESCRIPTION OF PROPERTIES	N/A
ITEM 3.	LEGAL PROCEEDINGS	N/A
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	N/A

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	N/A
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3
ITEM 7.	FINANCIAL STATEMENTS	6
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	N/A

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS	N/A
ITEM 10.	EXECUTIVE COMPENSATION	N/A
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	N/A
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	N/A
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	N/A
ITEM 14.	CONTROLS AND PROCEDURES	N/A

SIGNATURES		16
CERTIFICATIONS		17

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The purpose of the following discussion is to address information relating to the financial condition and results of operations of Mountain Bancshares, Inc. that may not be readily apparent from the consolidated financial statements and notes thereto, which begin on page 6 of this Report. This discussion should be read in conjunction with the information provided in our financial statements and notes thereto.

General

We were in the development stage during the last fiscal year and will remain in that stage until we begin our banking operations which is expected to occur in the second quarter of 2003. Mountain Bancshares, Inc. was incorporated on June 24, 2002 to serve as a holding company for Mountain State Bank (In Organization). During the fiscal year ended December 31, 2002, our main activities were seeking, interviewing and selecting our officers, preparing our business plan, applying for a state bank charter under the laws of the State of Georgia, applying for FDIC deposit insurance, applying to become a bank holding company, identifying the sites for our banking facilities, and raising equity capital through an initial public offering.

On January 8, 2003, we began an initial public offering of a minimum of 885,000 shares and a maximum of 1,200,000 shares of the common stock of Mountain Bancshares, Inc. As of March 31, 2003, we had raised $9,800,000 by the sale of 980,000 shares of our common stock in the offering. The offering was scheduled to end on April 8, 2003, but we have extended the offering until May 8, 2003. Although we do not plan to further extend the offering, we have a right to extend the offering to July 7, 2003.

Financial Results

From June 24, 2002, the date we began our organizational activities, through December 31, 2002, our net loss amounted to $228,185. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See "Index to Financial Report" on page 6.

We expect to incur substantial expenses in establishing Mountain State Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of our initial main office facility.

Our pre-opening expenses are being funded through an organizing line of credit from Main Street Bank. The Company has established a $500,000 line of credit for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate with a floor of 6%. The rate on the loan at December 31, 2002 was 6%. Interest is payable monthly, and the principal balance is due at maturity on July 8, 2003. The


outstanding principal balance at December 31, 2002 was $318,089. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the common stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

In addition, we obtained a line of credit from The Bankers Bank for up to $1,600,000 for the purpose of acquiring land for the site of our main office in Dawson County and a branch location in Forsyth County. At December 31, 2002, $637,488 was outstanding on the line of credit, which was used to acquire the land for our main office site. Both properties will secure the line of credit. In addition, each organizer has guaranteed the full amount of the line of credit, which bore interest at .25% less than the prime rate, or 4% at December 31, 2002. The line of credit matures on November 5, 2003. All funds advanced on the line of credit will be repaid from the proceeds of the common stock offering.

The land for our branch location in Forsyth County was purchased on January 30, 2003 for $807,636. The purchase was funded by the line of credit described above.

Commencement of Banking Operations. Since we were in the development stage as of December 31, 2002, there are no operating results to present at this time. Nevertheless, when we begin our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to "reprice" or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

We will evaluate regularly our balance sheet's asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks.

Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.


Capital Adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Mountain State Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

We believe that the net proceeds of this offering will satisfy our capital requirements for at least the next 12 months following the opening of Mountain State Bank. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see "Item 1. Description of Business."


Item 7. Financial Statements

The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page 7 below.


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Mountain Bancshares, Inc.

Dawsonville, Georgia

We have audited the accompanying balance sheet of Mountain Bancshares, Inc., a development stage company, as of December 31, 2002, and the related statements of operations, stockholder's deficit and cash flows for the period from June 24, 2002, date of inception, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain Bancshares, Inc., a development stage company, as of December 31, 2002, and the results of its operations and its cash flows for the period from June 24, 2002, date of inception, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

February 20, 2003


MOUNTAIN BANCSHARES, INC.
(A Development Stage Company)

BALANCE SHEET
DECEMBER 31, 2002

ASSETS

Cash	$716
Premises and equipment	693,781
Deferred stock issue costs	39,155

Total assets	$733,652

LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
Lines of credit	$955,577
Other liabilities	6,250

Total liabilities	961,827

Commitments and contingencies

STOCKHOLDER'S DEFICIT
Common stock, $5 par value; 10,000,000 shares
authorized; 1 share issued and outstanding	5
Capital surplus	5
Deficit accumulated during the development stage	(228,185)

Total stockholder's deficit	(228,175)

Total liabilities and stockholder's deficit	$733,652

See Notes to Financial Statements.


MOUNTAIN BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JUNE 24, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

Expenses
Personnel and employee benefits	104,240
Interest expense	4,123
Equipment and occupancy expenses	5,275
Professional and consulting fees	59,487
Filing and application fees	12,200
Memberships and subscriptions	15,802
Employee training	7,340
Office supplies	8,611
Other expenses	11,107
Net loss and deficit accumulated during the development stage	$228,185

See Notes to Financial Statements.


MOUNTAIN BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S DEFICIT
FOR THE PERIOD FROM JUNE 24, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

					Total
	Common Stock		Capital	Accumulated	Stockholder's
	Shares	Par Value	Surplus	Deficit	Deficit

Balance, June 24, 2002	-	$-	$-	$-	$-
(Date of Inception)
Issuance of common stock	1	5	5	-	10
Net loss	-	-	-	(228,185)	(228,185)
Balance, December 31, 2002	1	$5	$5	$(228,185)	$(228,175)

See Notes to Financial Statements.


MOUNTAIN BANCSHARES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JUNE 24, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

OPERATING ACTIVITIES
Net loss	$(228,185)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,836
Increase in other liabilities	6,250

Net cash used in operating activities	(220,099)

INVESTING ACTIVITIES
Purchase of premises and equipment	(695,617)

Net cash used in investing activities	(695,617)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	10
Proceeds from lines of credit	955,577
Stock issue costs	(39,155)

Net cash provided by financing activities	916,432

Net increase in cash	716

Cash at beginning of period	-

Cash at end of period	$716

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,373

See Notes to Financial Statements.


MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES

Organization

Mountain Bancshares, Inc. (the "Company") was incorporated on June 24, 2002, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. The Company intends to acquire 100% of the issued and outstanding capital stock of Mountain State Bank (In Organization) (the "Bank"), a corporation being organized under the laws of the State of Georgia to conduct a general banking business in Dawsonville, Georgia. The organizers filed applications for approval of the organization of the Bank with the Georgia Department of Banking and Finance ("DBF") and also with the Federal Deposit Insurance Corporation ("FDIC") for insurance of the Bank's deposits. In addition, the Company will file an application with the Federal Reserve Bank of Atlanta (the "FRB") and the DBF to become a bank holding company. Upon obtaining approval, the Company will be a registered bank holding company subject to regulation by the FRB and DBF.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business.

Activities since inception have consisted primarily of the Company's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Organization and Stock Offering Costs

Organization costs have been expensed as incurred in accordance with generally accepted accounting principles. Stock offering costs will be charged to capital surplus upon completion of the stock offering. Additional costs are expected to be incurred for organization costs and stock offering costs.


NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES (Continued)

Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated. No income tax benefits have been accrued in the statement of operations due to offsetting valuation allowances against the related deferred tax assets. Deferred tax assets at December 31, 2002 consist entirely of preopening and organization expenses. The total amount of the valuation allowance recorded against these deferred tax assets as of December 31, 2002 is $86,117.

Stock Compensation Plans

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company will employ the accounting methodology in Opinion No. 25 for the Company's stock option plan.

All organizer stock warrants will be issued to organizers who are either directors or employees of the Company or the Bank. Thus, under the definition of employee in FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock-Based Compensation, organizer stock warrants will qualify for the accounting methodology in Opinion No. 25.

Loss Per Share

Basic loss per share is equal to net loss reported in the accompanying statement of operations divided by the weighted average number of shares outstanding. One share of common stock was outstanding during the period ended December 31, 2002, therefore, loss per share is equal to the net loss reported in the accompanying statement of operations.


NOTES TO FINANCIAL STATEMENTS

NOTE 2. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2002 are summarized as follows:

Land	$660,703
Furniture and equipment	34,914
695,617
Accumulated depreciation	(1,836)
$693,781

NOTE 3. LINES OF CREDIT

To facilitate the formation of the Company and the Bank, the Company has established a $500,000 line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate with a floor of 6%. The rate on the loan at December 31, 2002 was 6%. Interest is payable monthly, and the principal balance is due at maturity on July 8, 2003. The outstanding principal balance at December 31, 2002 was $318,089. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the common stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

The Company also has a $1,600,000 line of credit with an independent bank for the purpose of acquiring the Bank's land for the banking facilities. The line of credit bears interest at the lender's prime rate less .25%, or 4% at December 31, 2002. Interest is payable monthly, and the principal balance is due at maturity on November 5, 2003. The outstanding principal balance at December 31, 2002 was $637,488. The line of credit is secured by the property and the organizers have personally guaranteed repayment. All funds advanced on the line of credit will be repaid from the proceeds of the common stock offering.

NOTE 4. COMMITMENTS

The Company is leasing space for the organizational office of the Company under a month to month lease at a monthly rate of $500. Rent expense incurred through December 31, 2002 was $2,500.

The Company has entered into a five-year employment agreement with its chief executive officer. The agreement provides for a base salary, incentive compensation, incentive stock options and other perquisites.

The Company has entered into an agreement to purchase land for the Bank's branch location in Forsyth County. The purchase will be funded from line of credit described in Note 3. The land was purchased on January 30, 2003 for $807,636.


NOTES TO FINANCIAL STATEMENTS

NOTE 5. COMMON STOCK OFFERING

The Company filed a Registration Statement with the Securities and Exchange Commission to register for sale a minimum of 885,000 and a maximum of 1,200,000 shares of the Company's $5 par value per share common stock at $10.00 per share. The registration statement became effective on January 8, 2003. The Company plans to capitalize the Bank with a minimum of $8,750,000 in order to meet expected regulatory conditions for approval of the Bank's charter.

Each organizer will be granted one warrant to purchase common stock for each share subscribed to in the offering. The warrants will be exercisable over ten years and will be granted at $10 per share. The warrants will vest in one-third annual increments beginning on the first anniversary of the date the Company first issues its common stock.

The Company will sponsor a stock option plan for the purpose of granting stock options to officers and employees of the Company and the Bank. The Plan will grant incentive stock options and non-qualified stock options depending on the eligibility of the participant. The number of options in the plan will not exceed 20% of the number of shares sold in the stock offering and the term of the stock options will not exceed ten years from the date of grant. A Board of Director appointed committee will have the authority to grant stock option awards under the Plan, administer the plan and determine the terms of each award. In no event will a stock option be granted at a price less than fair market value on the date of grant.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company's financial instruments as of December 31, 2002 consist of cash and lines of credit. The carrying amounts of these financial instruments approximate fair values.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized on April 4, 2003.

MOUNTAIN BANCSHARES, INC. By: s/John L. Lewis John L. Lewis President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2003.

SIGNATURES	TITLE

s/John L. Lewis John L. Lewis	Director; President and C.E.O.

s/Lynn H. Barron Lynn H. Barron	Chief Financial Officer

______________________________________ Ronald E. Anderson	Director, Chairman

______________________________________ Jerome L. Blankenship	Director

______________________________________John F. Conway	Director

s/Scott A. Henson Scott A. Henson	Director

[SIGNATURES CONTINUED ON NEXT PAGE]


s/Douglas G. Hiser Douglas G. Hiser	Director

s/Anna B. Williams Anna B. Williams	Director

s/L. Carlos Rodriguez L. Carlos Rodriguez	Director

CERTIFICATIONS

I, John L. Lewis, President and Chief Executive Officer of Mountain Bancshares, Inc., certify that:

1. I have reviewed this special financial report on Form 10-KSB of Mountain Bancshares, Inc.;

2. Based on my knowledge, this special financial report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this special financial report;

3. Based on my knowledge, the financial statements, and other financial information included in this special financial report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this special financial report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this special financial report is being prepared; and

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this special financial report (the "Evaluation Date");

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: April 4, 2003	s/John L. Lewis JOHN L. LEWIS, President and Chief Executive Officer of Mountain Bancshares, Inc.

I, Lynne H. Barron, Chief Accounting Officer and Chief Financial Officer of Mountain Bancshares, Inc., certify that:

1. I have reviewed this special financial report on Form 10-KSB of Mountain Bancshares, Inc.;

2. Based on my knowledge, this special financial report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this special financial report;

3. Based on my knowledge, the financial statements, and other financial information included in this special financial report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this special financial report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this special financial report is being prepared; and

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this special financial report (the "Evaluation Date");

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.


Date: April 4, 2003	s/Lynn H. Barron LYNN H. BARRON, Chief Accounting Officer and Chief Financial Officer of Mountain Bancshares, Inc.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.