Form 10QSB
period 2003-03-31
MOUNTAIN BANCSHARES INC
filed 2003-05-15
CIK 1200323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

MOUNTAIN BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	43-1965029
(State of Incorporation)	(I.R.S. Employer Identification No.)

671 Lumpkin Campground Parkway, Suite 200, Dawsonville, GA	30534
(Address of principal executive offices)	(Zip Code)

706-265-1001

(Telephone Number)

N/A

(Former name, former address

and former fiscal year,

if changed since last report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X_ NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $5 par value per share: 1,161,850 shares

issued and outstanding as of May 12, 2003.

Transitional Small Business Disclosure Format (check one): Yes _ No x


Mountain Bancshares, Inc.

INDEX

This Form 10-QSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. Mountain Bancshares, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Mountain Bancshares, Inc. files from time to time with the Securities and Exchange Commission.


 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEET

	March 31, 2003	December 31, 2002
ASSETS

Cash	$ 12,580	$ 716
Premises and equipment (net)	1,554,089	693,781
Deferred stock issue costs	55,307	39,155

Total Assets	$ 1,621,976	$ 733,652

LIABILITIES AND STOCKHOLDER'S DEFICIT

Lines of credit	2,002,688	955,577
Other liabilities	6,485	6,250

Total liabilities	2,009,173	961,827

Common stock, $5 par value; 10,000,000 shares
authorized; 1 share issued and outstanding	5	5
Capital surplus	5	5
Deficit accumulated during the development stage	(387,207)	(228,185)

Total stockholder's deficit	(387,197)	(228,175)

Total liabilities and stockholder's deficit	$ 1,621,976	$ 733,652

See notes to condensed financial statements.


MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	From Inception,
	June 24, 2002, through	Three months ended
	March 31, 2003	March 31, 2003
EXPENSES

Personnel and employee benefits	$ 211,905	$ 107,665
Interest expense	19,774	15,651
Equipment and occupancy expenses	16,763	11,488
Professional and consulting fees	59,487	-
Filing and application fees	16,046	3,846
Memberships and subscriptions	19,525	3,723
Employee training	9,667	2,327
Office supplies	14,992	6,381
Other expenses	19,048	7,941

Net loss and deficit accumulated
during the development stage	$ 387,207	$ 159,022

See notes to condensed financial statements


MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)
	From Inception,
	June 24, 2002, through	Three months ended
	March 31, 2003	March 31, 2003
OPERATING ACTIVITES
Net loss	$ (387,207)	$ (159,022)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,078	2,242
Increase in other liabilities	6,485	235

Net cash used in investing activities	(376,644)	(156,545)

INVESTING ACTIVITIES
Purchase of premises and equipment	(1,558,167)	(862,550)

Net cash used in investing activities	(1,558,167)	(862,550)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	10	-
Proceeds from lines of credit	2,002,688	1,047,111
Stock issue costs	(55,307)	(16,152)

Net cash provided by financing activities	1,947,391	1,030,959

Net increase in cash	12,580	11,864

Cash at beginning of period	-	716

Cash at end of period	12,580	12,580

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$ 3,373	$ -

See notes to condensed financial statements


MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mountain Bancshares, Inc. (the "Company") was incorporated on June 24, 2002, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act. The Company intends to acquire 100% of the issued and outstanding capital stock of Mountain State Bank (In Organization) (the "Bank"), a corporation being organized under the laws of the State of Georgia to conduct a general banking business in Dawsonville, Georgia. The organizers filed applications for approval of the organization of the Bank with the Georgia Department of Banking and Finance ("DBF") and also with the Federal Deposit Insurance Corporation ("FDIC") for insurance of the Bank's deposits. In addition, the Company filed an application with the Federal Reserve Bank of Atlanta (the "FRB") and the DBF to become a bank holding company. Upon obtaining approval, the Company will be a registered bank holding company subject to regulation by the FRB and DBF.

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

Subsequent to March 31, 2003, the Company received regulatory approval and acquired the stock of the Bank with funds raised by the Company in its common stock offering. In addition, subsequent to March 31, 2003, the Bank received regulatory approval to operate an insured institution and commenced operation as a financial institution on April 15, 2003. As of May 12, 2003, the Company had sold 1,161,850 shares of its common stock, raising $11,618,500 from its stock offering.

The financial statements as of March 31, 2003 and for the three months ended March 31, 2003, and the from-inception period are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present a fair presentation of the financial position and results of operations for interim periods.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and income and expense amounts. Actual results could differ from those estimates.


NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Organization and Stock Offering Costs

Organization costs have been expensed as incurred in accordance with generally accepted accounting principles. Stock offering costs will be charged to capital surplus upon completion of the stock offering. Additional costs are expected to be incurred for organization costs and stock offering costs.

Loss Per Share

Basic loss per share is equal to net loss reported in the accompanying statement of operations divided by the weighted average number of shares outstanding. One share of common stock was outstanding during the period ended March 31, 2003, therefore loss per share is equal to the net loss reported in the accompanying statement of operations.

NOTE 2. LINES OF CREDIT

To facilitate the formation of the Company and the Bank, the Company has established a $500,000 line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate with a floor of 6%. The rate on the loan at March 31, 2003 was 6%. Interest is payable monthly, and the principal balance is due at maturity on July 8, 2003. The outstanding principal balance at March 31, 2003 was $482,209. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the common stock offering. The Company's ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

The Company also has a $1,600,000 line of credit with an independent bank for the purpose of acquiring the Bank's land for the banking facilities. The line of credit bears interest at the lender's prime rate less .25%, or 4% at March 31, 2003. Interest is payable monthly, and the principal balance is due at maturity on November 5, 2003. The outstanding principal balance at March 31, 2003 was $1,495,479. The line of credit is secured by the property and the organizers have personally guaranteed repayment. All funds advanced on the line of credit will be repaid from the proceeds of the common stock offering.

NOTE 3. COMMON STOCK OFFERING

The Company filed a Registration Statement with the Securities and Exchange Commission to register for sale a minimum of 885,000 and a maximum of 1,200,000 shares of the Company's $5 par value per share common stock at $10.00 per share. The registration statement became effective on January 8, 2003. The Company plans to capitalize the Bank with a minimum of $8,750,000 in order to meet expected regulatory conditions for approval of the Bank's charter. The Company has extended the offering period for the common stock to June 6, 2003. As of May 12, 2003, the Company had sold 1,161,850 shares of its common stock, raising $11,618,500 from its stock offering.


MOUNTAIN BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MOUNTAIN BANCSHARES, INC.

(A Development Stage Company)

Management's Discussion and Analysis of Financial Condition and Plan of Operations

The purpose of the following discussion is to address information relating to the financial condition and results of operations of Mountain Bancshares, Inc. This discussion should be read in conjunction with the information provided in our financial statements and notes thereto, and our annual report on Form 10-KSB.

General

We were in the development stage during the last fiscal year and will remain in that stage until we begin our banking operations which occurred subsequent to March 31, 2003. Mountain Bancshares, Inc. was incorporated on June 24, 2002 to serve as a holding company for Mountain State Bank (In Organization). During the fiscal year ended December 31, 2002 and for the three months ended March 31, 2003, our main activities were seeking, interviewing and selecting our officers, preparing our business plan, applying for a state bank charter under the laws of the State of Georgia, applying for FDIC deposit insurance, applying to become a bank holding company, identifying the sites for our banking facilities, and raising equity capital through an initial public offering.

On January 8, 2003, we began an initial public offering of a minimum of 885,000 shares and a maximum of 1,200,000 shares of the common stock of Mountain Bancshares, Inc. As of March 31, 2003, we had raised $9,800,000 by the sale of 980,000 shares of our common stock in the offering. The offering was scheduled to end on April 8, 2003, but we have extended the offering until June 6, 2003. Although we do not plan to further extend the offering, we have a right to extend the offering to July 7, 2003.

Financial Results

From June 24, 2002, the date we began our organizational activities, through March 31, 2003, our accumulated deficit loss amounted to $387,207. For the three months ended March 31, 2003, our net loss was $159,022. During the quarter ended March 31, 2003, we acquired additional land for the establishment of a branch banking location. The cost of the land was $807,636. It is expected that the Bank will hire additional employees over the next twelve months as banking operations commence.

We have incurred substantial expenses and expect to incur additional expenses in establishing Mountain State Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses.

Liquidity and Interest Rate Sensitivity

During our organizational period, our cash requirements have consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of our initial main office facility.

Our pre-opening expenses are being funded through an organizing line of credit from Main Street Bank. The Company has established a $500,000 line of credit for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company's common stock offering. The line of credit bears interest at the lender's prime rate with a floor of 6%. The rate on the loan at March 31, 2003 was 6%. Interest is payable monthly, and the principal balance is due at maturity on July 8, 2003. The outstanding principal balance at March 31, 2003 was $482,209. The organizers have personally guaranteed repayment of the line of credit. All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the common stock offering.

In addition, we obtained a line of credit from The Bankers Bank for up to $1,600,000 for the purpose of acquiring land for the site of our main office in Dawson County and a branch location in Forsyth County. At March 31, 2003, $1,495,479 was outstanding on the line of credit, which was used to acquire the land for our main office and branch location site. Both properties secure the line of credit. In addition, each organizer has guaranteed the full amount of the line of credit, which bore interest at .25% less than the prime rate, or 4% at March 31, 2003. The line of credit matures on November 5, 2003. All funds advanced on the line of credit will be repaid from the proceeds of the common stock offering.


Capital Adequacy

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. We continually review our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


 MOUNTAIN BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

(d) Use of Offering Proceeds.

The Company's registration statement on Form SB-2, Commission File No. 333-100741, became effective on January 8, 2003, and the Company began its stock offering. The offering has been extended until June 6, 2003. As of March 31, 2003, the Company had raised $9,800,000 by the sale of 980,000 shares of its common stock. However, as of said date the subscription proceeds were still being held in escrow even though the minimum number of shares to be sold had been met.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1	(Reserved)	N/A
10.2	(Reserved)	N/A

10.3*	Employment Agreement between Mountain Bancshares, Inc. and John L. Lewis. 1/	N/A
10.4*	Employment Agreeement between Mountain Bancshares, Inc. and Lynn Barron. 1/	N/A
10.5	(Reserved)	N/A

10.6*	Form of Warrant Agreement between Mountain Bancshares, Inc. and the Organizers. 1/	N/A
1/	Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, declared effective by the SEC on January 8, 2003.

*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

None


MOUNTAIN BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 15, 2003 Date: May 15, 2003	MOUNTAIN BANCSHARES, INC. By: /s/John L. Lewis John L. Lewis, President and C.E.O. By: /s/Lynn H. Barron Lynn H. Barron, C.A.O. and C.F.O.

CERTIFICATIONS

I, John L. Lewis, President and Chief Executive Officer of Mountain Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mountain Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indiciated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	s/John L. Lewis JOHN L. LEWIS, President and Chief Executive Officer of Mountain Bancshares, Inc.

I, Lynn H. Barron, Chief Accounting Officer and Chief Financial Officer of Mountain Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Mountain Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;


6. The registrant's other certifying officer and I have indiciated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	s/Lynn H. Barron LYNN H. BARRON, Chief Accounting Officer and Chief Financial Officer of Mountain Bancshares, Inc.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.