Form 10QSB
period 2003-06-30
MOUNTAIN BANCSHARES INC
filed 2003-08-14
CIK 1200323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

YES X NO__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $5 par value per share: 1,200,000 shares

issued and outstanding as of August 8, 2003.

Transitional Small Business Disclosure Format (check one): Yes _ No x


MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Index


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

			June 30,	December 31,
			2003	2002
				(Development
				Stage
ASSETS				Enterprise)

Cash and due from banks			$ 237,258	$ 716
Federal funds sold			8,930,000	-
Securities available-for-sale			4,169,904	-
Loans, net of allowance for loan losses			7,195,809	-
Bank premises and fixed assets, net			1,643,551	693,781
Construction in progress			367,665	-
Accrued interest receivable			70,643	-
Other assets			93,143	39,155

		Total assets	$ 22,707,973	$ 733,652

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
	Non-interest bearing		$ 252,644	$ -
	Interest-bearing:
		NOW accounts	405,077	-
		Savings	4,578	-
		Money market accounts	7,204,723	-
		Time deposits of $100,000 and over	2,420,712	-
		Other time deposits	1,147,094	-
		Total deposits	11,434,828	-

Line of	cre	dit	-	955,577
Other liabilities			39,602	6,250

		Total liabilities	11,474,430	961,827

Shareholders' equity
	Common stock, par value $5.00; 10,000,000 shares authorized;
		1,200,000 and 1 shares issued and outstanding	6,000,000	5
	Additional paid-in-capital		5,944,693	5
	Accumulated deficit		(725,925)	(228,185)
	Accumulated other comprehensive income		14,775	-
		Total shareholders' equity	11,233,543	(228,175)
		Total liabilities and shareholders' equity	$ 22,707,973	$ 733,652

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Six Months
	Ended June 30, 2003	Ended June 30, 2003
Interest income
Interest and fees on loans	$ 108,568	$ 108,568
Interest on taxable securities	8,518	8,518
Interest on nontaxable securities	-	-
Interest on Federal funds sold	29,541	29,541
Total interest income	146,627	146,627

Interest expense
Interest on time deposits of $100,000 or more	8.868	8,868
Interest on other deposits	36,527	36,527
Interest on funds purchased and other borrowings	7,789	23,440
Total interest expense	53,184	68,835

Net interest income	93,443	77,792

Provision for loan losses	72,530	72,530

Net interest income after provision for loan losses	20,913	5,262

Noninterest income
Service charges on accounts	832	832

Noninterest expense
Salaries and employee benefits	228,450	336,115
Occupancy expenses	35,927	47,415
Other expenses	96,085	120,303
	360,462	503,833

Income (loss) before income taxes	(338,717)	(497,739)

Income tax expense	-	-

Net income (loss)	$(338,717)	$(497,739)

Net income (loss) per share of common stock
Basic and diluted	$ (0.28)	$ (0.41)
Dividends per share of common stock	$ -	$ -

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2003	2003

Net income (loss)	$(338,717)	$(497,739)

Unrealized holding gains and (losses) arising
during period, less reclassifications adjustment
for gains and losses included in net income,
net of tax	14,775	14,775

Comprehensive income (loss)	$(323,942)	$482,964

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended
June, 30, 2003

Cash flows from operating activities
Net loss	$ (497,739)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	8,682
Provision for loan losses	72,530
Changes in assets and liabilities:
Increase in accrued interest receivable	(70,643)
Increase in accrued interest payable	9,294
Other assets and liabilities	(37,552)

Net cash used in operating activities	(515,428)

Cash flows from investing activities
Increase in federal funds sold	(8,930,000)
Loan originations and collections, net	(7,268,339)
Purchases of available-for-sale securities	(4,147,517)
Net additions to premises and equipment	(1,326,117)

Net cash used in investing activities	(21,671,973)

Cash flows from financing activities
Net increase in customer deposits	11,434,828
Net borrowings and repayments on line of credit	(955,577)
Proceeds from common stock offering, net of direct costs	11,944,693

Net cash provided by financing activities	22,423,944

Net increase in cash and due from banks	236,543

Cash and due from banks at beginning of period	715

Cash and due from banks at end of period	$ 237,258

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1 - Nature of Business and Basis of presentation

Business activity and basis of presentation

Mountain Bancshares, Inc. (the "Company") is a Georgia corporation organized for the purpose of owning and controlling all of the capital stock of Mountain State Bank (the "Bank"). The Bank is organized under the laws of the State of Georgia to conduct general banking business. The Bank operates primarily in the Dawsonville, Georgia and surrounding area. The Company received regulatory approval to operate and insured institution from the FDIC on April 10, 2003 and the State of Georgia Department of Banking and Finance on April 10, 2003. In addition, the Company received approval from the Federal Reserve Bank of Atlanta to become a bank holding company on March 31, 2003.

Since inception through April 15, 2003, the Company has engaged in pre-opening and organizational activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. On April 15, 2003 the Bank opened for business. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer, and mortgage loans to the general public.

The accompanying condensed consolidated financial statements include the accounts of Mountain Bancshares, Inc. and its wholly owned subsidiary, Mountain State Bank. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of June 30, 2003 and for the six months and three months ended June 30, 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The balance sheet as of December 31, 2002 has been derived from the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2002.

Until the Bank opened for business on April 15, 2003, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.


Note 1 - Nature of Business and Basis of presentation (continued)

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management may obtain independent appraisals for significant collateral. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of June 30, 2003, 125,000 options had been granted under the plan, subject to approval of the plan by the shareholders at the annual meeting to be held in April, 2004.

In addition, a non-qualified stock option to purchase 10,000 shares at a price of $10.00 per share was issued to one of the directors of the Company.

In addition, as part of the common stock offering completed by the Company, the Company granted to each of the Company organizers one warrant for each share of common stock purchased by the organizer in the offering. The Company granted 205,000 warrants to the organizers. The warrants are exercisable for the ten year period following the stock offering and are exercisable for one share of common stock per warrant, at $10 per share. The Company has reserved 205,000 shares of common stock for the exercise of warrants.

Cash and due from banks

For purposes of reporting cash flows, cash and due from banks includes cash on hand and amounts due from banks (including cash items in process of clearing). The Bank maintains due from accounts with banks primarily located in Georgia. Balances generally exceed insured amounts.

Investment securities

The Bank's investments in securities are classified and accounted for as follows:

Securities available-for-sale - Securities classified as available-for-sale are identified when acquired as being available-for-sale to meet liquidity needs or other purposes. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.

Securities held-to-maturity - Securities classified as held-to-maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

The Bank has not classified any securities as trading.


Note 1 - Nature of Business and Basis of presentation (continued)

Gains and losses on the sale of securities are determined using the specific-identification method. Dividends and interest income are recognized when earned. A decline in fair value of individual available-for-sale or held-to-maturity securities below cost that is deemed other than temporary results in write-downs of individual securities to their fair value.

Loans and allowance for loan losses

Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding at the respective rate of interest, except for unearned interest on discounted loans which is recognized as income over the term of the loan using a method that approximates a level yield.

Loans originated and intended for sale in the secondary market are stated at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As the mortgage loans originated are individually pre-approved by the secondary market investors, the Bank is subject to minimal interest rate and credit risk on these loans as the Bank only holds the loans temporarily as funding is completed.

Accrual of interest income is discontinued when a loan becomes 90 days past due as to principal and interest or when, in management's judgment, the interest will not be collectible in the normal course of business. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized only to the extent cash payments are received.

The accrual of interest on impaired loans is discontinued when, in management's judgment, the borrower may be unable to meet payments as due. Management applies this criteria to all loans identified for evaluation except for smaller-balance homogeneous residential mortgage and consumer installment loans that are collectively evaluated for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Management of the Bank evaluates the borrower's ability to pay, the value of any collateral, and other factors in determining when a loan is impaired. Management does not consider a loan to be impaired during a period of delay in payment if it is expected that the Bank will collect all amounts due including interest accrued at the contractual interest rate for the period of the delay.

Interest payments on impaired loans are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of any principal previously charged-off, and then as interest income.

Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan. Loan origination fees and direct loan origination costs on loans held for sale are deferred and recognized at the time the loan is sold.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans, including impaired loans, are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible, based on evaluation of the collectibility of certain specific loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.


Note 2 - Stock Offering and Capitalization of Bank

The Company filed a Registration Statement with the Securities and Exchange Commission to register for sale a minimum of 885,000 and a maximum of 1,200,000 shares of the Company's $5 par value per share common stock at $10 per share. The Registration Statement became effective on January 8, 2003. The offering has been completed and closed by the Company. The Company sold 1,200,000 shares of stock for total gross proceeds of $12.0 million. The gross proceeds are presented in the financial statements net of approximately $55,000 of direct offering expenses.

The Company subsequently capitalized the Bank with $11.4 million.

As part of the stock offering the Company issued to the organizers of the Company one warrant for each share of stock purchased by the organizer. The warrants are exercisable during the ten year period following the stock offering and are exercisable at $10 per share.

Note 3 - Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding has been determined as if the Company's stock offering had occurred and been completed on January 1, 2003. As the Company incurred a net loss for the six months ended June 30, 2003, diluted earnings per share have not been presented separately from basic earnings per share as the effects would be anti-dilutive. The Company's outstanding warrants would be the primary cause of diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:
	For the Six Months Ended June 30, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$ (497,740)

Basic and Diluted EPS
Income available to common shareholders'	1,200,000	1,200,000	$(0.41)

Note 4 - Line of Credit

To facilitate the formation of the Company and the Bank, and to acquire land for the construction of banking facilities, the Company established two lines-of-credit other financial institutions. During the second quarter of 2003, both lines of credit were fully repaid with proceeds from the Company's stock offering.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

Until April 15, 2003 the Company's principal activities related to its organization, the conducting of its common stock offering, the pursuit of approvals from regulatory agencies for the chartering and operation of the subsidiary bank, and for approval from the Federal Deposit Insurance Corporation for insurance of the deposits of the Bank. The Company received approval from the Georgia Department of Banking and Finance on April 10, 2003, and received approval from the FDIC on April 10, 2003. The Bank opened for business on April 15, 2003.

The Company completed its stock offering during the second quarter of 2003. The Company sold 1,200,00 shares of common stock at $10 per share, for total gross proceeds of $12.0 million. The net proceeds to the Company after direct offering expenses was approximately $11.95 million. The Copany capitalized the Bank with $11.4 million.

At June 30, 2003 the Company had total assets of $22.8 million, consisting principally of $8.9 million in federal funds sold, $7.2 million in loans (net of allowance for loan losses), and $4.2 million of investment securities. Liabilities at June 30, 2003 totaled $11.6 million, consisting principally of customer deposit accounts. At June 30, 2003, shareholders equity was $11.1 million.

The Company incurred a net loss of $(497,740) for the six months ended June 30, 2003. Further discussion of significant items affecting the net loss are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $101,232 for the six months ended June 30, 2003.

Total interest income for the six months ended June 30, 2003 was $146,627. Interest and fees on loans were $108,567, and interest on investment securities, including federal funds sold, was $38,059.

Interest expense for the six months ended June 30, 2003 was $68,835. Interest expense on customer deposit accounts was $45,395 for the six months ended June 30, 2003, and interest on the Company's organizational borrowings was $23,440 for the six months ended June 30, 2003.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2003 was $503,833, including salary and benefit costs, occupancy costs, and other operating expenses.

Income Taxes

The Company and Bank incurred a consolidated net loss for the six months ended June 30, 2003. No current tax benefit has been provided for as a result of the loss. The Company has provided for a full valuation allowance of net deferred tax assets.


REVIEW OF FINANCIAL CONDITION

Overview

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition are discussed in detail below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

The Bank had not identified any non-performing assets as of June 30, 2003.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $72,530 during the quarter ended June 30, 2003. The ratio of allowance for loan losses to total loans was 1.0% at June 30, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, warehouse lines and other funding sources or investment portfolio maturities. The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Management believes that the Bank's liquidity remains adequate to meet operating and loan funding requirements.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2003, the Bank's Tier I capital was 91.49% and total risk-based capital was 92.10%. At June 30, 2003, the Bank's leverage ratio was 69.09%.


Item 3. Controls and Procedures.

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003 the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


MOUNTAIN BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities.

(c) The following information is required by Item 701(a)-(e) of Regulation S-B.

(1) Recent Grants of Unregistered Stock Options

(i) On May 20, 2003, the Company granted stock options to 8 Company employees for past and future services. Shares underlying the options total 125,000 shares of the Company common stock, $5.00 par value per share. The options are subject to the approval of the shareholders at the annual meeting to be held in April, 2004.

(ii) The Company issued stock options to the following employees, for the number of share per employee indicated:

Employee	# of Shares Underlying Option
John L. Lewis	60,000
Lynn H. Barron	20,000
Spencer Strickland	25,000
Donna Cross	5,000
Karen Raines	2,500
David Hughes	5,000
Sandra Kelly	2,500
Chris Baumgardner	5,000

(iii) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of stock options to the Company employees listed above because the grants were to a limited number of employees, making the transaction exempt from registration under Section 4(2) of the Securities Act.

(iv) The Company issued the stock options under the terms and conditions of its 2003 Stock Option Plan. Each option is exercisable in annual 20% increments beginning at the end of each fiscal year beginning December 31, 2003, and has an exercise price of $10.00 per share. The options have a 10-year term.

(2) Recent Grants of Unregistered Warrants

(i) On May 20, 2003, the Company issued each Company organizer a warrant to purchase shares of Company common stock, $5.00 par value per share.

(ii) The Company issued warrants for a total of 205,000 shares of Company common stock to the following Company organizers and for the number of shares per organizer indicated:

Organizers	# of Shares Underlying Warrant
John L. Lewis	10,000
Ronald E. Anderson	15,000
Jerome L. (Jerry) Blankenship	35,000
John F. Conway	20,000
Scott A. Henson	35,000
Douglas G. Hiser	35,000
L. Carlos Rodriguez	30,000
Anna B. Williams	25,000


(iii) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of warrants to the Company organizers because the grants were to a limited number of organizers, making the transaction exempt from registration under Section 4(2) of the Securities Act.

(iv) The Company granted the warrants under the terms and conditions of a warrant agreement dated May 20, 2003 between the Company and each organizer. Each agreement provides that the warrant will vest at the rate of 1/3 per year beginning on the first anniversary of the issue date. The purchase price is $10.00 per share, and the warrant has a 10-year term.

(3) Recent Grant of Unregistered Stock Option

(i) On May 20, 2003, the Company issued Donald Boggus, a director of the Company, an option to purchase 10,000 shares of Company common stock, $5.00 par value per share.

(ii) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of the option to Mr. Boggus because the grant was to a single director, making the transaction exempt from registration under Section 4(2) of the Securities Act.

(iii) The Company granted the option under the terms and conditions of an option agreement dated May 20, 2003, between the Company and Mr. Boggus. The agreement provides that the option will vest at the rate of 1/3 per year beginning on the first anniversary of the issue date. The purchase price is $10.00 per share and the option has a 10-year term.

(d) The following information is required by Item 701(f) of Regulation S-B.

(1) The effective date of the Company's registration statement was January 8, 2003. The Commission File Number assigned to the Registration Statement was 333-100741.

(2) The offering commenced on or about January 8, 2003.

(3) Not applicable.

(4) (i) The offering terminated on May 16, 2003. All of the securities registered were sold.

(ii) There were no managing underwriters.

(iii) The title of the class of security registered was common stock, $5.00 par value per share.

(iv) The amount registered was a minimum of 825,000 and a maximum of 1,200,000 shares. The aggregate price of the offering amount registered was a minimum of $8,250,000 and a maximum of $12,000,000. The amount sold was 1,200,000 shares, and the aggregate offering price of the amount sold was $12,000,000.

(v) For the period beginning January 8, 2003, and ended June 30, 2003, the Company incurred no expenses in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters. During the same period, the amount of expense incurred for the Company's account in connection with the issuance and distribution of the common stock was $55,310.


(a) None of the expenses of the offering was a direct or indirect payment to directors, officers or their associates, or to persons owning 10% or more of the common stock, or to affiliates of the Issuer.

(b) All of such expenses were direct or indirect payments to others.

(vi) The net offering proceeds to the Company after deducting the total expenses described above were $11,944,690. The Company broke escrow on April 1, 2003.

(vii) During the period beginning January 8, 2003 and ended June 30, 2003, the amount of net offering proceeds to the issuer that were used in the ways specified below follows:

Amount	Description

$ 367,665	Construction of building and facilities
$ 142,862	Purchase and installation of machinery and equipment
$1,501,126	Purchases of real estate
$ 491,853	Repayment of indebtedness
$ 790,184	Working capital
$8,651,000	Federal funds sold
$4,147,517	U. S. Government agencies

(a) None of the foregoing payments was a direct or indirect payment to directors, officers, their associates, to persons owning 10% or more of the common stock, or to affiliates of the issuer.

(b) All of the foregoing payments were to others.

(viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1	(Reserved)	N/A
10.2	(Reserved)	N/A

10.3*	Employment Agreement between Mountain Bancshares, Inc. and John L. Lewis. 1/	N/A
10.4*	Employment Agreeement between Mountain Bancshares, Inc. and Lynn Barron. 1/	N/A
10.5	(Reserved)	N/A

10.6*	Form of Warrant Agreement between Mountain Bancshares, Inc. and the Organizers. 1/	N/A

10.7	Mountain Bancshares, Inc. 2003 Stock Option Plan	20

10.8	Non-Qualified Stock Option Agreement of Donald Boggus	25

31	Rule 12a-14(a)/15d-14(a) Certifications	30

32	Section 1350 Certifications	32
1/	Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, declared effective by the SEC on January 8, 2003.

*	Indicates a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

On May 6, 2003, the Company filed a Current Report on Form 8-K regarding changing the Company's certifying accountant. On May 12, 2003, the Company filed an Amendment to said Form 8-K Report regarding changing the Company's certifying accountant.


MOUNTAIN BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 14, 2003 Date: August 14, 2003	MOUNTAIN BANCSHARES, INC. By: /s/John L. Lewis John L. Lewis, President and C.E.O. By: /s/Lynn H. Barron Lynn H. Barron, C.A.O. and C.F.O.
