Form 10QSB
period 2003-09-30
MOUNTAIN BANCSHARES INC
filed 2003-11-14
CIK 1200323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common stock, $5 par value per share: 1,200,000 shares

issued and outstanding as of November 10, 2003.

Transitional Small Business Disclosure Format (check one): Yes _ No x


MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Index


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

		September 30,	December 31,
		2003	2002
			(Development
			Stage
ASSETS			Enterprise)

Cash and due from banks		$ 380,939	$ 716
Federal funds sold		1,224,000	-
Securities available-for-sale		7,573,788	-
Loans, net of allowance for loan losses		19,530,652	-
Bank premises and fixed assets, net		1,732,907	693,781
Construction in progress		1,931,600	-
Accrued interest receivable		132,296	-
Other assets		90,338	39,155

	Total assets	$32,596,520	$ 733,652

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
	Non-interest bearing	$ 1,787,190	$ -
	Interest-bearing:
	NOW accounts	609,093	-
	Savings	35,189	-
	Money market accounts	12,746,169	-
	Time deposits of $100,000 and over	3,281,808	-
	Other time deposits	3,125,676	-
	Total deposits	21,585,125	-

Line of	credit	-	955,577
Other liabilities		22,423	6,250

	Total liabilities	21,607,548	961,827

Shareholders' equity
	Common stock, par value $5.00; 10,000,000 shares authorized;
	1,200,000 and 1 shares issued and outstanding	6,000,000	5
	Additional paid-in-capital	5,944,693	5
	Accumulated deficit	(910,473)	(228,185)
	Accumulated other comprehensive income	(45,248)	-
	Total shareholders' equity	10,988,972	(228,175)
	Total liabilities and shareholders' equity	$32,596,520	$733,652

MOUNTAIN BANCSHARES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Interest income
Interest and fees on loans	$325,429	$433,997
Interest on taxable securities	32,652	41,170
Interest on nontaxable securities	---	---
Interest on Federal Funds sold	17,744	47,285
Total interest income	375,825	522,452

Interest expense
Interest on time deposits of $100,000 or more	39,524	48,392
Interest on other deposits	63,530	100,057
Interest on funds purchased and other borrowings	---	23,440
Total interest expense	103,054	171,889

Net interest income	272,771	350,563

Provision for loan losses	124,749	197,279

Net interest income after provision for loan losses	148,022	153,284

Noninterest income
Service charges on accounts	4,730	5,562

No interest expense
Salaries and employee benefits	204,671	540,786
Occupancy expesnes	53,870	101,285
Other expenses	78,760	199,063
	337,301	841,134
Income (loss) before income taxes	(184,549)	(682,288)

Income tax expense	---	---

Net income (loss)	$(184,549)	$(682,288)

Net income (loss) per share of common stock
Basic and diluted	$ (0.16)	$ (0.57)
Dividends per share of common stock	$ ---	$ ---

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.
Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net income (loss)	$(184,549)	$(682,288)

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	(60,023)	(45,248)

Comprehensive income (loss)	$(244,572)	$(727,536)

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended
September 30, 2003

Cash flows from operating activities
Net loss	$ (682,288)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	16,202
Provision for loan losses	197,279
Changes in assets and liabilities:
Increase in accrued interest receivable	(93,141)
Increase in accrued interest payable	17,184
Other assets and liabilities	(91,359)

Net cash used in operating activities	(636,123)

Cash flows from investing activities
Increase in federal funds sold	(1,224,000)
Loan originations and collections, net	(19,727,931)
Purchases of available-for-sale securities	(7,619,036)
Net additions to premises and equipment	(2,986,928)

Net cash used in investing activities	(31,557,895)

Cash flows from financing activities
Net increase in customer deposits	21,585,125
Net borrowings and repayments on line of credit	(955,577)
Proceeds from common stock offering, net of direct costs	11,944,693

Net cash provided by financing activities	32,574,241

Net increase in cash and due from banks	380,223

Cash and due from banks at beginning of period	716

Cash and due from banks at end of period	$ 380,939

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 1 - Nature of Business and Basis of presentation

Business activity and basis of presentation

Mountain Bancshares, Inc. (the "Company") is a Georgia corporation organized for the purpose of owning and controlling all of the capital stock of Mountain State Bank (the "Bank"). The Bank is organized under the laws of the State of Georgia to conduct general banking business. The Bank operates primarily in the Dawsonville, Georgia and surrounding area. The Company received regulatory approval to operate an insured institution from the FDIC on April 10, 2003, and the State of Georgia Department of Banking and Finance on April 10, 2003. In addition, the Company received approval from the Federal Reserve Bank of Atlanta to become a bank holding company on March 31, 2003.

From inception through April 15, 2003, the Company engaged in pre-opening and organizational activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. On April 15, 2003 the Bank opened for business. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer, and mortgage loans to the general public.

The accompanying condensed consolidated financial statements include the accounts of Mountain Bancshares, Inc. and its wholly owned subsidiary, Mountain State Bank. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements as of September 30, 2003 and for the nine months and three months ended September 30, 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Note 1 - Nature of Business and Basis of presentation (continued)

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

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of September 30, 2003, 125,000 had been granted under the plan, subject to approval of the plan by the shareholders at the annual meeting to be held in April 2004.

In addition, a non-qualified stock option to purchase 10,000 shares at a price of $10.00 per share was issued to on of the directors of the Company.

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


Note 1 - Nature of Business and Basis of presentation (continued)

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


Note 3 - Earnings per share

Earnings per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding has been determined as if the Company's stock offering had occurred and been completed on January 1, 2003. As the Company incurred a net loss for the nine months ended September 30, 2003, diluted earnings per share have not been presented separately from basic earnings per share as the effects would be anti-dilutive. The Company's outstanding warrants would be the primary cause of diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:
	For the Three Months Ended September 30, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$(184,549)

Basic and Diluted EPS
Income available to common shareholders'		1,200,000	$(0.16)

	For the Nine Months Ended September 30, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$(682,288)

Basic and Diluted EPS
Income available to common shareholders'		1,200,000	$(0.57)

Note 4 - Line of Credit

To facilitate the formation of the Company and the Bank, and to acquire land for the construction of banking facilities, the Company established two lines-of-credit at other financial institutions. During the second quarter of 2003, both lines of credit were fully repaid with proceeds from the Company's stock offering.

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

The Company completed its stock offering during the second quarter of 2003. The Company sold 1,200,000 shares of common stock at $10 per share, for total gross proceeds of $12.0 million. The net proceeds to the Company after direct offering expenses was approximately $11.95 million. The Company capitalized the Bank with $11.4 million.

At September 30, 2003 the Company had total assets of $32.6 million, consisting principally of $1.2 million in federal funds sold, $19.8 million in loans (net of allowance for loan losses), and $7.6 million of investment securities. Liabilities at September 30, 2003 totaled $21.6 million, consisting principally of customer deposit accounts. At September 30, 2003, shareholders equity was $11.0 million.

The Company incurred a net loss of $(682,288) for the nine months ended September 30, 2003. Further discussion of significant items affecting the net loss are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $350,563 for the nine months ended, and $272,771 for the three months ended September 30, 2003. Interest-earning assets were $28,328,440 as of September 30, 2003. Loans, net of allowance, represent 68.9% of interest-earning assets as of September 30, 2003.

Total interest income for the three and nine months ended September 30, 2003 was $ 375,825 and $522,452, respectively. Interest and fees on loans were $325,429, and interest on investment securities, including federal funds sold, was $50,396 for the three months ended September 30, 2003. For the nine months ended September 30, 2003, interest and fees on loans were $433,997, and interest on investment securities, including federal funds sold, was $88,455.

Interest expense for the three months ended September 30, 2003 was $103,054. Interest expense for the nine months ended September 30, 2003 was $171,889. Interest expense on customer deposit accounts was $103,054 and $148,449 for the three and nine months ended September 30, 2003,respectively, and interest on the Company's organizational borrowings was $0 and $23,440 for the three and nine months ended September 30, 2003, respectively.

Noninterest Expense

Noninterest expense for the three and nine months ended September 30, 2003 was $337,301 and $841,134, including salary and benefit costs, occupancy costs, and other operating expenses.

Income Taxes

The Company and Bank incurred a consolidated net loss for the nine months ended September 30, 2003. No current tax benefit has been provided for as a result of the loss. The Company has provided for a full valuation allowance of net deferred tax assets.

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

The Bank had not identified any non-performing assets as of September 30, 2003.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $124,749during the quarter ended September 30, 2003. The ratio of allowance for loan losses to total loans was 1.0% at September 30, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At September 30, 2003, the Bank's Tier I capital was 40.71% and total risk-based capital was 41.45%. At September 30, 2003, the Bank's leverage ratio was 38.55%.


Item 3. Controls and Procedures.

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003 the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(v) For the period beginning January 8, 2003, and ended September 30, 2003, the Company incurred no expenses in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters. During the same period, the amount of expense incurred for the Company's account in connection with the issuance and distribution of the common stock was $55,310.

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


(vii) During the period beginning January 8, 2003 and ended September 30, 2003, the amount of net offering proceeds to the issuer that were used in the ways specified below follows:

Amount(1)	Description(1)

$1,931,600	Construction of building and facilities
231,781	Purchase and installation of machinery and equipment
1,501,126	Purchases of real estate
910,473	Operating expenses
7,369,710	Investment securities

________________________________

(1)The Company also repaid indebtedness of $491,853 with net offering proceeds. The funds borrowed were used for the first four categories listed prior to the date of repayment.

(a) None of the foregoing payments was a direct or indirect payment to directors, officers, their associates, to persons owning 10% or more of the common stock, or to affiliates of the issuer.

(b) All of the foregoing payments were to others.

(viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1	(Reserved)	N/A
10.2	(Reserved)	N/A
10.3*	Employment Agreement between Mountain Bancshares, Inc. and John L. Lewis. 1/	N/A
10.4*	Employment Agreeement between Mountain Bancshares, Inc. and Lynn Barron. 1/	N/A
10.5	(Reserved)	N/A
10.6*	Form of Warrant Agreement between Mountain Bancshares, Inc. and the Organizers. 1/	N/A
10.7*	Mountain Bancshares, Inc. 2003 Stock Option Plan2/	N/A
10.8*	Non-Qualified Stock Option Agreement of Donald Boggus2/	N/A
10.9*	Mountain Bancshares, Inc. Stock Warrant Plan	18
31	Rule 12a-14(a)/15d-14(a) Certifications	23
32	Section 1350 Certifications	25
1/	Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, declared effective by the SEC on January 8, 2003.
2/	Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

None.


MOUNTAIN BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 14, 2003 Date: September 14, 2003	MOUNTAIN BANCSHARES, INC. By: /s/John L. Lewis John L. Lewis, President and C.E.O. By: /s/Lynn H. Barron Lynn H. Barron, C.A.O. and C.F.O.
