Form 10KSB
period 2003-12-31
MOUNTAIN BANCSHARES INC
filed 2004-03-30
CIK 1200323

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2003	Commission File Number 333-100741

MOUNTAIN BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	43-1965029 (I.R.S. Employer Identification No.)

6602 Highway 53 East Dawsonville, Georgia (Address of principal executive offices)	30534 (Zip Code)

(706) 265-1001 (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common stock, $5.00 par value (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant's revenues for its fiscal year ended December 31, 2003 were $1,068,607.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2004 was $10,303,125 based on recent private sales known to the Registrant at a price of $10.50 per share. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2004 was 1,200,000 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes_____ No X



PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 2004 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Mountain Bancshares, Inc. (the "Company"), Dawsonville, Georgia, was incorporated in 2002 as a Georgia business corporation for the purpose of becoming a bank holding company and by acquiring all of the common stock of Mountain State Bank, Dawsonville, Georgia (the "Bank") upon its formation and capitalization. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on March 31, 2003, and the DBF approval on March 31, 2003. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia Bank Holding Company Act (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank, which occurred in April, 2003.

The Bank is the sole operating subsidiary of the Company. On December 9, 2002, the Bank received the initial approval of its charter from the DBF. Its permit to begin business was issued, and it opened for business on April 15, 2003. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), with initial approval by the FDIC having been obtained on February 20, 2003.


In October, 2002, the Company registered 1,200,000 shares of its common stock with the Securities and Exchange Commission under the Securities Act of 1933. The registration statement became effective on January 8, 2003, and the Company began its stock offering a few days later. The stock offering was completed by May 16, 2003, and the shares were issued as of July 7, 2003. 1,200,000 shares were sold in the offering, raising total capital of $12,000,000. The Company was capitalized with these funds, net of offering costs of $55,317, for a total capitalization of $11,944,683.

Subsequent to the capitalization of the Company through the stock offering, the Company paid off the lines-of-credit established by the Company, which were used to fund pre-opening and stock offering expenses, and used to fund the Company's acquisition of land for the banking facilities of the Bank. The Company then contributed the land and approximately $9.8 million in cash to the Bank in acquiring all of the outstanding stock of the Bank, for a total capitalization of the Bank of approximately $11.4 million.

(b) Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small to medium-sized businesses. The Company conducts business from its primary office located at 6602 Highway 53 East, Dawsonville, Georgia 30534, and from its branch bank located at 6080 Bethelview Road, Cumming, Georgia 30040.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Dawson County, Georgia, and Forsyth County, Georgia, as well as the geographically adjacent counties, its primary service area.

The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.


The Bank intends to focus the investment of interest-earning assets in loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is and will continue to be the principal component of the Bank's interest income, so therefore prudent lending will be essential for the prosperity of the Bank.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the Bank does not prove successful. The Bank does not presently offer trust or permissible securities services.

(c) Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the year ended December 31, 2003. Also presented is the Bank's actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability. This table includes all major categories of interest-earning assets and interest-bearing liabilities:


AVERAGE BALANCE SHEET

(dollar amounts in thousands)

December 31, 2003
		Interest	Average
	Average	Income/	Yield /
	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$16,668	$891	5.35%
Investment securities	6,091	100	1.64%
Federal funds sold	6,571	55.84%
Total interest-earning assets	29,330	1,046	3.57%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	723
Bank premises and fixed assets	3,126
Accrued interest receivable	116
Other assets	97
Allowance for loan losses	(158)
Total assets	$ 33,234

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$761	$ 6.79%
Savings accounts	32	-	.38%
Money market accounts	13,430	207	1.55%
Time accounts	5,474	90	1.64%
Total interest-bearing deposits	19,697	303	1.54%

OTHER INTEREST-BEARING LIABILITIES
Borrowed Funds	664	23	3.46%
Total interest-bearing liabilities	664	327

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits	1,820
Other liabilities	46
Shareholders' equity	11,007
Total liabilities and shareholders' equity	$ 33,234

Interest rate spread	2.03%
Net interest income	$ 719
Net interest margin	2.45%
Average interest-earning assets to average total assets	87.4%
Average loans to average deposits	84.6%


Rate/Volume Analysis of Net Interest Income

The effect on interest income, interest expense and net interest income in the period indicated is shown below. The Bank had no nonaccruing loans at December 31, 2003 or during the year then ended.

December 31, 2003
( in thousands)	Volume
Interest earned on:

Taxable securities	$ 100
Federal funds sold	55
Net loans and loans held for sale	891

Total interest income	$ 1,046

Interest paid on:
NOW deposits	6
Money market deposits	208
Savings deposits	-
Time deposits	90
Borrowed funds	23

Total interest expense	327

Increase (decrease) in net interest income	$ 719


Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal ("NOW") accounts, individual retirement accounts, certificates of deposit and regular savings accounts. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the period indicated the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended December 31, 2003
	Average Amount	Average Rate Paid
Deposit Category
Non-interest bearing demand deposits	$ 1,820	-
NOW and money market deposits	14,191	1.51%
Savings deposits	32.38%
Time deposits	5,474	1.64%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2003 were as follows (in thousands):

Three months or less	$ 100
Over three months through six months	2,341
Over six months through twelve months	753
Over twelve months	100
Total	$ 3,294

The Bank had no short-term borrowings outstanding at December 31, 2003.


Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans. As of December 31, 2003, the Bank's loan portfolio consisted of 38% commercial loans, 22% construction loans, 32% real estate loans and 8% consumer/installment loans.

One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and developments loans, and residential real estate loans. Loan terms are generally limited to five years or less, although payments are frequently structured on a longer amortization basis. Interest rates are fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank also originates residential real estate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. These loans include short-term lines of credit, short to medium-term plant and equipment loans, loans for general working capital and letters of credit.

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

The Bank's real estate mortgage loans include commercial mortgage lending and residential mortgage lending. The Bank's commercial mortgage loans are generally secured by office buildings, retail establishments and other types of property. The Bank's residential mortgage loans are primarily single-family residence loans secured by the residential property.

The Bank's real estate construction loans consist of residential and commercial construction loans as well as land development loans. These loans are primarily construction and development loans to builders in the North Metro Atlanta market.


While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio.

The Bank may originate loans and participate the loan with other banks with respect to loans which exceed the Bank's lending limits or established credit criteria. In addition, the Bank may participate in loans originated by other banks. Management of the Bank does not believe that loan participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank's loan portfolio as of the end of the five most recent fiscal years and the total amount of all loans for such periods:

December 31, 2003
(in thousands)
Type of Loan
Commercial, financial and agricultural	$ 11,115
Construction	6,526
Real estate	9,370
Installment and consumer	2,237

Subtotal	$ 29,248

Less:

Unearned income and deferred loan fees	-
Allowance for possible loan losses	292

Total (net of allowance)	$ 28,956


The table below presents an analysis of maturities of certain categories of loans as of December 31, 2003:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Commercial, financial and agricultural	$ 6,033	$ 4,880	$ 202	$ 11,115
Real estate-construction	5,775	733	18	6,526

Total	$11,808	$ 5,613	$ 220	$ 17,641

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2003 (in thousands):

Loans due after 1 year with predetermined interest rates	$4,560
Loans due after 1 year with floating interest rates	$1,273

The Bank does not have any loans which are "troubled debt restructurings" as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management's judgment, the interest will not be collectible in the normal course of business. The Bank had no loans on non-accrual during 2003. The Bank had no loans past due over 30 days for the twelve months ended December 31, 2003.

 At December 31, 2003, there were no loans classified for regulatory purposes as doubtful, substandard or special mention.


Summary of Loan Loss Experience

An analysis of the Bank's loss experience is furnished in the following table for the periods indicated.

December 31, 2003
(Dollar amounts in thousands)
Allowance, beginning of year	$ -
Charge-offs:
Commercial, financial and agricultural	-
Installment and consumer	-

-
Recoveries:
Commercial, financial and agricultural	-
Installment and consumer	-

-
Net (charge-offs) recoveries	-

Provision charged to operations	292

Allowance, end of year	$ 292

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	1.0%

Loan Loss Allowance

In the normal course of business, the Bank will recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.


Accordingly, management has established an allowance for loan losses, which totaled $292,484 at December 31, 2003, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2003
	Amount	Percent
	(Dollar amounts in thousands)
Commercial, financial and agricultural	$ 111	38.0%
Construction..................................	65	22.3%
Real estate ....................................	94	32.0%
Consumer and installment.................	22	7.7%

Total..........................................	$ 292

In evaluating the Bank's allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

The Bank's commercial loans represent approximately 38% of outstanding loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, the Bank generally originates commercial loans on a secured basis, and at December 31, 2003, approximately 97% of the Bank's commercial loans were secured. Management believes that the secured status of a substantial portion of the commercial loan portfolio greatly reduces the risk of loss inherently present in commercial loans.

Consumer and Installment loans constitute 8% of outstanding loans. The Bank's consumer and installment loan portfolio is also well secured. At December 31, 2003 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans inherently possess less risk than other categories of loans.

Real estate loans constitute approximately 32% of outstanding loans. These loans include both commercial and residential mortgage loans. Management believes the risk of loss for commercial real estate loans is generally higher than residential loans. Management continuously monitors the performance of the commercial real estate portfolio and collateral values. Residential mortgages are generally secured by the underlying residence. Management of the Bank believes that these loans are adequately secured.


Real estate construction loans represent approximately 22% of the Bank's outstanding loans at December 31, 2003. This category of the loan portfolio primarily consists of construction and development loans for real estate located in the Bank's market areas in North Georgia and commercial and residential construction and development loans. Management of the Bank closely monitors the performance of these loans and periodically inspects properties and development progress. Management considers these factors in estimating and evaluating the allowance for loan losses.

The Bank's Board of Directors monitors the loan portfolio monthly to enable the Board to evaluate the adequacy of the allowance for loan losses. The Board reviews the loans as rated for performance classification and the resulting allowance resulting from the classifications. The provision for loan losses charged to operations is based on this determined allowance. In addition, the Board considers such factors as delinquent loans, collateral values and economic conditions in their evaluation of the adequacy of the allowance for loan losses.

Investments

As of December 31, 2003, investment securities comprised approximately 16% of the Bank's assets. The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, and other taxable securities. The Bank also enters into federal funds transactions with its principal correspondent banks. The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank's investment securities available-for-sale. The Bank has classified all investment securities as available-for-sale.

December 31,2003
(In thousands)
Obligations of the U.S. Treasury and other U.S government agencies	$ 6,527
Corporate Obligations......................................................	1,000

Total Investment Securities	$ 7,527

The following tables present the contractual maturities and weighted average yields of the Bank's investments as of December 31, 2003:


Maturities of Investment Securities
	Within One Year	After One Through Five Years	After Five ThroughTen Years	After Ten Years
(In thousands)
Obligations of the U.S. Treasury and other U.S. government agencies	$ -	$ 2,981	$ 3,546	$ -
Corporate Obligations	-	-	-	1,000
Total	$ -	$ 2,981	$ 3,546	$ 1,000

	Weighted Average Yields
	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years
Obligations of the U.S. Treasury and other U.S. government agencies	-	2.38%	2.79%	-
Corporate Obligations	-	-	-	6.25%
Total weighted average yield	-	2.38%	2.79%	6.25%

With the exception of the U.S. Treasury notes and U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Bank's shareholders' equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the first fiscal year.

December 31, 2003
Return on Assets	(1.95%)
Return on Equity	(8.31%)
Dividend Payout.................................................................	-
Equity to Assets	23.48%

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies. An asset and liability management committee is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Bank seeks to invest the largest portion of the Bank's assets in commercial, consumer and real estate loans.


The Bank's asset/liability mix is monitored on a daily basis and further evaluated with a monthly report that reflects interest-sensitive assets and interest-sensitive liabilities. This report is prepared and presented to the Bank's Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company's earnings.

Correspondent Banking

Correspondent banking involves the delivery of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Bank purchases correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, over line and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank has established correspondent relationships with The Bankers Bank and Crescent Banking Company. As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in both non-interest bearing and interest bearing accounts.

Data Processing

The Bank has entered into a data processing servicing agreement with FiServ Atlanta under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the


provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's intra-county branching restrictions. Effective as of July 1, 1998, full statewide branching went into effect permitting Georgia banks to establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is, considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Management intends to operate the Bank so as to exceed the minimum Tier 1, risk-based and leverage capital ratios.

Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA") specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1


risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable, capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their \


placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund ("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 3 cents per $100,000 of BIF insured deposits.

On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes discrimination in lending and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of establishing discrimination in lending were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, or (b) where there is no showing that the treatment was motivated by intent to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect on a protected class, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.


Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The. Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior written approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a 20


period of three years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1998, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1998. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Reigle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing


regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all. affiliates as a group.

Financial Services Modernization Act. Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be "financial" in nature or "incidental" to such activities, as well as "complementary" activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be "closely related to banking."

The Act applies to the activities of both state and national banks and their affiliates. The Federal Reserve Board ("FRB") will act as the "umbrella regulator" for financial holding companies and state member banks and their activities; however, the FRB will be required to coordinate its activities with the OCC in the case of national banks and the FDIC in the case of state non-member banks.

Bank holding companies satisfying the criteria specified by the Act may become certified as financial holding companies by filing with the FRB. Bank holding companies and their affiliate banks may not participate in such financial affiliations unless the insured depository institutions are well capitalized and well managed and have satisfactory CRA ratings.

The Act lists various activities that are "financial" in nature and in which financial holding companies may engage, without approval, upon thirty days' notice to the FRB. The listed activities include, among others: (i) underwriting, dealing in or making a market in securities; (ii) insurance underwriting and agency activities; (iii) providing financial, investment and economic advisory services; (iv) insurance company portfolio investment activities; and (v) merchant banking.

The Act further provides that a national bank may control a "financial subsidiary" or hold an interest in a "financial subsidiary" if the subsidiary engages only in activities that are "financial" in nature or incidental to a "financial" activity and in activities that are permitted for national banks to engage in directly, and the subsidiary does not engage in insurance underwriting, real estate development, or merchant banking. A "financial subsidiary" is any company that is controlled by one or more insured depository institutions other than a subsidiary that engages solely in activities permitted for national banks or a subsidiary that a national bank is specifically authorized to control by the express terms of a separate Federal statute.


A national bank may engage in these "financial" activities if: (i) the bank and each depository institution affiliate are well capitalized and well managed; (ii) aggregate total consolidated assets of all subsidiaries does not exceed the lesser of 45% of consolidated total assets of the parent bank or $50 billion; (iii) received OCC approval to engage in the activities; and (iv) satisfies CRA rating requirements.

As for state banks, FDIC regulations continue to provide that state banks have, at a minimum, the same powers as national banks. Subject to the authority, consistent with the Act, of the FRB and the FDIC (as applicable) to regulate various activities of state banks, the Act preserves the authority of states to expand the powers of state banks beyond those permitted for national banks. State law inconsistent with the Act is preempted, but state regulatory authorities retain jurisdiction.

Competition

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank has encountered strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that competitive pricing and personalized service provides it with a method to compete effectively in the primary service area.

Employees

As of March 1, 2004, the Bank had 18 full-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTIES

On September 9, 2002, the Company entered into a standard land sales agreement under which the Company agreed to purchase a 1.27 acre site (main office location in Dawson County) for a purchase price of $639,000. The Company closed the purchase of the site on December 30, 2002, and conveyed the site to the Bank on April 15, 2003.


On November 4, 2002, the Company entered into a purchase and sale agreement under which the Company agreed to purchase a 1.7 acre site (branch office location in Forsyth County) for a purchase price of $800,000. The Company closed the purchase of the site on January 30, 2003, and conveyed the site to the Bank on April 15, 2003.

The Bank constructed an 8,000 square foot, two story building on the Dawson County property (main office) for the Bank. The cost of construction of the main office building was approximately $1,388,464. The furniture, fixtures and equipment necessary for operation of the Bank's main office cost approximately $475,044. Construction, equipping and occupancy of the main office by the Bank was completed on November 21, 2003. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and capitalization of the Bank.

The Bank constructed a 6,000 square foot, one-story building on the Forsyth County property (branch office) for the Bank. The cost of construction of the branch office building was approximately $1,080,024. The furniture, fixtures and equipment necessary for operation of the Bank's branch office cost approximately $248,781. Construction, equipping and occupancy of the branch office by the Bank was completed on October 14, 2003. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and capitalization of the Bank.

The Bank opened for business on April 15, 2003, in a temporary building located at 671 Lumpkin Campground Parkway, Suite 200, Dawsonville, Georgia. The permanent main office opened for business on November 24, 2003, and the permanent branch office opened for business on October 14, 2003.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR ISSUER'S COMMON EQUITY AND RELATED                          STOCKHOLDER MATTERS

As of December 31, 2003, 1,200,000 shares were outstanding to approximately 584 shareholders. There is no established trading market for the Company's common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company


could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

The following information is required by Item 701(a)-(e) of Regulation S-B.

(1) Grants of Unregistered Stock Options

(i) In 2003 the Company granted stock options to eight employees. The outstanding shares underlying the options total 130,0000 shares of Company common stock, $5.00 par value per share. The Company stock options to the following employees, for the following number of shares per employee:

Employee	# of Shares Underlying Option
John L. Lewis	60,000
Spencer L. Strickland	25,000
Lynn Barron	20,000
Donna Cross	5,000
Karen Raines	2,500
David Hughes	5,000
Sandra Kelly	2,500
Chris Baumgardner	5,000
Will Wade	5,000

(ii) Also in 2003 the Company issued stock warrants to the following directors, for the following number of shares of Company common stock per director:

Employee	# of Shares Underlying Option
John L. Lewis	10,000
Ronald E. Anderson	15,000
Jerome L. Blankenship	35,000
John F. Conway	20,000
Scott A. Henson	35,000
Douglas G. Hiser	35,000
L. Carloss Rodriguez	30,000
Anna B. Williams	25,000
Donald Boggus *	10,000

___________________________

*Rather than a warrant, Mr. Boggus was granted a nonqualified stock option having the same terms as the warrants issued to the other directors.


(iii) Not applicable [Item 701(c) information].

(iv) The SEC's registration statement and prospectus requirements do not apply to the Company's grant of stock options to the Company employees listed above and stock warrants to the Company's directors listed above because the transactions are exempt from registration under Section 4(2) of the Securities Act.

(v) The Company issued the stock options under the terms of its 2003 Stock Option Plan. Each option is exercisable in annual 20% increments beginning one year after the options were granted, and has an exercise price of $10.00 per share. The Company issued the stock warrants under the terms of its Stock Warrant Plan. Each warrant is exercisable in annual 33.33% increments beginning one year after the options were granted, and has an exercise price of $10.00 per share.

The following information is required by Item 701(f) of Regulation S-B

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

(v) For the period beginning January 8, 2003, and ended December 31, 2003, the Company incurred no expenses in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters. During the same period, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the common stock was $55,317.


(a) None of the expenses of the offering was a direct or indirect payment to directors, officers or their associates, or to persons owning 10% or more of the common stock, or to affiliates of the Issuer.

(b) All of such expenses were direct or indirect payments to others.

(vi) The net offering proceeds to the Company after deducting the total expenses described above were $11,944,683. The Company broke escrow on April 1, 2003.

(vii) During the period beginning January 8, 2003 and ended September 30, 2003, the amount of net offering proceeds to the issuer that were used in the ways specified below follows:

Amount(1)	Description(1)

$2,444,685	Construction of building and facilities
390,630	Purchase and installation of machinery and equipment
1,501,126	Purchases of real estate
910,473	Operating expenses
6,697,769	Investment securities

________________________________

(1)The Company also repaid indebtedness of $1,992,979 with net offering proceeds. The funds borrowed were used for the first four categories listed prior to the date of repayment.

(a) None of the foregoing payments was a direct or indirect payment to directors, officers, their associates, to persons owning 10% or more of the common stock, or to affiliates of the issuer.

(b) All of the foregoing payments were to others.

(viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's financial statements and related notes, which are attached as Exhibit 99.1 hereto and by reference made a part hereof, provide additional information relating to the following discussion of its financial condition. See "Index to Financial Statements."


Critical Accounting Policies

The accounting and reporting policies of the Company and Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

 The most significant accounting policies for the Company and Bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses to be the only critical accounting policy.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed


through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Bank's loan portfolio and allowance for loan losses can be found in the Management's Discussion and Analysis and in Item 1, Loan Portfolio. Note 1 to the consolidated financial statements includes additional information on the Bank's accounting policies related to the allowance for loan losses.

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements.

Following is an analysis of significant off-balance sheet financial instruments:

2003
( dollars in thousands)
Commitments to extend credit	$ 7,938
Standby letters of credit	110

$ 8,048


RESULTS OF OPERATIONS

Overview

Until April 15, 2003 the Company's principal activities related to its organization, the conducting of its common stock offering, the pursuit of approvals from regulatory agencies for the chartering and operation of the subsidiary Bank, and for approval from the Federal Deposit Insurance Corporation for insurance of the deposits of the Bank. The Company received approval from the Georgia Department of Banking and Finance on April 10, 2003, and received approval from the FDIC on April 10, 2003. The Bank opened for business on April 15, 2003. The Bank constructed two permanent facilities during 2003. The Forsyth County office, which is located at 6080 Bethelview Road, Cumming, Georgia, was completed in October 2003. The Dawson County office, located at 6602 Highway 53 East, Dawsonville, Georgia, was completed in November 2003.

The Company completed its stock offering during the second quarter of 2003. The Company sold 1,200,000 shares of common stock at $10 per share, for total gross proceeds of $12.0 million. The net proceeds to the Company after direct offering expenses was approximately $11.95 million. The Company capitalized the Bank with $11.4 million.

At December 31, 2003 the Company (on a consolidated basis) had total assets of $46 million, consisting principally of $3.5 million in federal funds sold, $29.0 million in loans (net of allowance for loan losses), and $7.6 million of investment securities. Liabilities at December 31, 2003 totaled $35.2 million, consisting principally of customer deposit accounts. At December 31, 2003, shareholders equity was $10.8 million.

The Company incurred a consolidated net loss of $897,371 for the twelve months ended December 31, 2003. Further discussion of significant items affecting the net loss are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $718,589 for the twelve months ended December 31, 2003. Interest-earning assets were $40,009,199 as of December 31, 2003. Loans, net of allowance, represent 72.4% of interest-earning assets as of December 31, 2003.

Total interest income for the twelve months ended December 31, 2003 was $1,045,647. Interest and fees on loans was $890,663, and interest on investment securities, including federal funds sold, was $154,984.


Interest expense for the twelve months ended December 31, 2003 was $327,058. Interest expense on customer deposit accounts was $303,618, and interest on the Company's organizational borrowings was $23,440 for the twelve months ended December 31, 2003.

Noninterest Expense

Noninterest expense for the twelve months ended December 31, 2003 was $1,346,436, including salary and benefit costs, occupancy costs, and other operating expenses.

Income Taxes

The Company and Bank incurred a consolidated net loss for the nine months ended December 31, 2003. No current tax benefit has been provided for as a result of the loss. The Company has provided for a full valuation allowance of any net deferred tax assets.

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

The Bank had not identified any non-performing assets as of December 31, 2003.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $292,484 during the quarter ended December 31, 2003. The ratio of allowance for loan losses to total loans was 1.0% at December 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis. These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating


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

As of December 31, 2003, the Bank's liquidity ratio was 35.54%. Management is not aware of any demands, commitments or uncertainties, which could materially affect the Bank's liquidity position. However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2003 with a market value of $7.5million in its available-for-sale portfolio which would provide an additional source of liquidity.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At December 31, 2003, the Bank's Tier I capital was 28.21% and total risk-based capital was 28.97%. At December 31, 2003, the Bank's leverage ratio was 27.27%.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit 99.1 and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

John L. Lewis, President and Chief Executive Officer of the Company, and Lynn Barron, Secretary-Treasurer and Chief Financial Officer of the Company, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company was made known to them by others within the Company in a timely manner.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Currently, the Board of Directors of both the Company and the Bank consists of nine (9) persons. The Board is divided into three classes. Each class of directors serves for a three year term. Each person has been a director of the Company since its organization in 2002. In addition, each person has been a director of the Bank since its organization in 2002. The directors of the Company and the Bank are as follows:

NAME	AGE	CLASS	PRINCIPAL OCCUPATION

Ronald E. Anderson	61	3

Director; Mr. Anderson was employed by various companies owned by the Federated Department Store organization for 33 years. At the time of his retirement in 1997, Mr. Anderson was serving as Executive Vice President of Federated Systems Group Division. He also served as a director on the boards of both the Lazarus Credit Union and the Rich's Credit Union.

Jerome L. (Jerry) Blankenship	68	3	Director; Mr. Blankenship was employed by United Parcel Service for 30 years. At the time of his retirement in 1993, Mr. Blankenship was serving as Corporate Internal Audit Director.

John F. (Jack) Conway	42	2

Director; Mr. Conway has owned and operated Atlanta Gear Works since 1985. The business is located in Dawsonville, Georgia, and manufactures various sizes and shapes of gears used in machinery for industry.

Scott A. Henson	40	2	Director; Mr. Henson has owned and operated a real estate development and construction company known as Scott A. Henson, Inc. since 1987.

Douglas G. Hiser	36	2	Director; Dr. Hiser opened an orthodontics practice in Cumming, Georgia, in 1999, and has since opened additional offices in Dahlonega and Dawsonville, Georgia.

Anna B. Williams	61	1

Director; Mrs. Williams, a certified public accountant, opened Anna B. Williams, P.C., a business and tax consulting firm, in 1998. She also services as a director of Digital Security Vision, Inc., is a partner in Adhibelo, LLC, a marketing service, and owns a one-third interest in BCW Development, Inc., a real estate rental company.


NAME	AGE	CLASS	PRINCIPAL OCCUPATION

L. Carlos Rodriguez	47	1

Director; Mr. Rodriguez is President and sole owner of Carlos Rodriguez, Inc., d/b/a La Cazuela Mexican Restaurants. His business consists of a chain of eight restaurants located from Athens, Georgia across the north metro Atlanta area to Canton, Georgia .

Donald Boggus	40	1

Director; Mr. Boggus has served as President and Chief Executive Officer of Crescent Banking Company since March, 1996. He also serves as President and CEO of Crescent Bank & Trust. Prior to his current position, Mr. Boggus served as the chief financial officer of Crescent Banking Company and Crescent Bank & Trust from March, 1989, to March, 1996.

John L. Lewis	44	3

Director; Mr. Lewis is President and CEO of the Company and holds the same positions with the Bank. He has served in those positions since June, 2002. He has more than 20 years experience in the banking industry.

There are not, and have not been during the last five years, any involvements by the above-listed persons in legal proceedings relating to the Federal bankruptcy act, Federal commodities law violations, or securities law violations. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors or among any of them and any members of management of the Company or the Bank.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. No director is a director of another bank or bank holding company, or of another public company, except Donald Boggus. Mr. Boggus is a director and president of Crescent Banking Company and Crescent Bank & Trust, Jasper, Georgia.

The Bank currently has serving two executive officers who are not directors of the Company or the Bank. John L. Lewis, who is a director of the Company and the Bank, serves as President and Chief Executive Officer of both entities. All officers serve at the pleasure of the Board of Directors. The following is a brief biographical sketch of the non-director executive officers with their age in parentheses:


Lynn H. Barron (50)

Ms. Barron is Senior Vice President of the Company and the Bank and has served in that position since November 1, 2002. She has over 30 years of banking experience.

Spencer L. Strickland (33)

Mr. Strickland is Executive Vice President of the Company and the Bank and has served in that position since February 1, 2003. He has over 10 years of banking experience.

The Company's Board of Directors has determined that one of the directors serving on the Company's audit committee, Anna B. Williams, is an audit committee financial expert, as that term is defined under SEC Rules, and that Ms. Williams is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company and the Bank presently have adopted a conflict of interest policy applicable to their principal executive officer and principal financial/accounting officer. The Company intends to adopt a code of ethics applicable to such executive officers by the end of the second quarter of 2004.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers. Any compensation paid them is paid by the Bank. The following sets forth certain information concerning the compensation of the Company's executive officers during fiscal years 2003 and 2002.


SUMMARY COMPENSATION TABLE
	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)
John L. Lewis President and Chief Executive Officer	2003 2002	$125,866 $ 57,999(3)	$17,200 --	--(1) --(1)	70,000(2) --	-- --
Spencer L. Strickland Executive Vice President	2003	$ 96,250(4)	$ 7,200	--(1)	25,000(5)	--

(1) In accordance with SEC rules, the table omits perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) In May, 2003, Mr. Lewis was granted options to purchase 60,000 shares at an exercise price of $10.00 per share and in April, 2003, warrants to purchase 10,000 shares at an exercise price of $10.00 per share. The fair market value of a share of stock on each of the grant dates was $10.00 per share.

(3) Mr. Lewis became an employee of the Company and the Bank in June, 2002, when the Company was incorporated and he was hired as President and Chief Executive Officer.

(4) Mr. Strickland became an employee of the Company and the Bank in February, 2003, when he was hired as Executive Vice President.

(5) In May, 2003, Mr. Strickland was granted options to purchase 25,000 shares at an exercise price of $10.00 per share. The fair market value of a share of stock on the grant date was $10.00 per share.


Option Grants to Named Executive Officers in Last Fiscal Year Individual Grants
(a) Name	(b) Number of Securities Underlying Options Granted (#)	(c) % of Total Options Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Market Price of Underlying Security on Date of Grant ($/Sh)	(f) Expiration Date
John L. Lewis (1)(2) President and CEO	60,000	46%	$10.00/sh	$10.00/sh	5/19/13
Spencer L. Strickland (3) Executive Vice President	25,000	19%	$10.00/sh	$10.00/sh	5/19/13

________________________

(1)Mr. Lewis was granted options to purchase 60,000 shares of the Company's common stock pursuant to his employment agreement executed when he became the Company's CEO. The right to purchase 12,000 shares becomes exercisable on May 20, 2004, and to purchase 12,000 shares each year thereafter through May 20, 2008, so long as Mr. Lewis is continuously employed by the Company through each vesting date.

(2)As an organizing director, Mr. Lewis was also granted warrants to purchase 10,000 shares of the Company's common stock as shown in the table below under the subheading "Director Compensation." The warrants are evidenced by a warrant agreement which provides that Mr. Lewis may exercise the warrant to purchase one-third of the shares beginning with the annual anniversary date of the warrant grant beginning April 4, 2004 and each April 4 thereafter through April 4, 2006, so long as Mr. Lewis continuously serves as a director of the Company through each such anniversary date.

(3)The options of each officer are evidenced by an option agreement which provides that the officer may exercise the option to purchase 20% of the shares beginning with the anniversary date of the option grant beginning May 20, 2004 and each May 20 thereafter through May 20, 2008, so long as the officer is continuously employed by the Company through each such anniversary date.
Aggregated Option Exercises in last Fiscal year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exerciable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable

John L. Lewis President and CEO	0	--	0/60,000	$0/$30,000(1)
Spencer L. Strickland Executive Vice President	0	--	0/25,000	$0/$12,500(1)

_______________________________

(1)Based on the difference between the estimated value of the Company's stock of $10.50 per share, which is the average price paid in recent private sales known to the Company, and the exercise price of $10.00 per share.


John L. Lewis has an employment agreement with the Company and the Bank under which he will serve as President and Chief Executive Officer of the Company and of the Bank. The employment agreement provides for an initial term of 5 years. He will be paid an initial annual salary of $110,000; however, when the Bank began operations, his salary became $125,000 per year and he will be entitled to a $15,000 bonus. He will also be entitled to certain performance bonuses subsequent to the Bank's opening. The criteria for earning performance bonuses will be established by the Board of Directors.

Under Mr. Lewis' employment agreement, the Company will grant to him on the date of the closing of the stock offering for the initial capitalization of the Company and the Bank options to purchase the number of shares of Common Stock equal to 5% of the number of shares sold in the offering. The purchase price for the shares will be $10.00 per share, and the options will have a term of ten years. The option agreement will provide that the option to purchase one-fifth of the shares subject to the options will vest on the last day of each of the first five fiscal years of the Company after the opening date of the Bank, but only if Mr. Lewis remains employed by the Company and the Bank on such date and the Bank has met the performance criteria set forth in the employment agreement for such year. For one-fifth of the options to vest the Bank must meet or exceed 100% of the budgeted net income after tax and 100% of the budgeted deposit growth for the applicable fiscal year of the Bank based on the annual budget approved by the Board of Directors for such fiscal year, and the Bank must maintain a bank regulatory examination rating of CAMELS 1 or 2, unless the Board of Directors otherwise approves the vesting of the options for such fiscal year. The CAMELS rating is a rating which is assigned to each state bank each year by the Department of Banking based on its examination of different performance factors, with "1" being the best CAMELS rating and "5" being the worst. If the Bank's primary regulator issues a capital directive or other order requiring the Bank to obtain additional capital, the options will be forfeited if not then exercised. The Board anticipates that upon adoption of a stock option plan for all officers and employees (see "Stock Option Plan" on page 38 below), Mr. Lewis' option will be exchanged for options, with the same terms, issued under such stock option plan. Such stock option plan will be subject to the approval of the shareholders of the Company.

Mr. Lewis will also participate in any retirement, welfare, deferred compensation, life and health insurance and other benefit plans or programs of the Bank. He will also participate in any long-term equity incentive program of the Company, if one is implemented, and will be eligible for the grant of stock options, restricted stock, and other awards thereunder or under any similar plan adopted by the Bank. He will be provided an automobile to be used primarily for business purposes, and the Bank will pay operating, maintenance and insurance expenses for the automobile. The Bank will pay monthly membership dues for Mr. Lewis at all service organizations and professional associations. The Bank will also obtain a membership in an area country club on behalf of Mr. Lewis and pay the membership dues on his behalf.

If the Company and the Bank terminate Mr. Lewis' employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him severance pay for the remaining term of the agreement. If the Company terminates Mr. Lewis' employment because of failure by the organizers to organize and open the Bank, the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 6 months


from the termination date. If Mr. Lewis' employment is terminated due to a sale, merger or other change of control of the Company, the Bank and the Company will be obligated to pay him severance pay equal to 100% of his then current monthly base salary each month for 12 months from the termination date. Furthermore, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

In addition, Mr. Lewis' employment agreement provides that for a period of twelve months following voluntary termination by Mr. Lewis of his employment with the Company and the Bank, Mr. Lewis may not: (i) be employed in the banking business or any related field thereto within Forsyth and Dawson Counties, (ii) solicit customers of the Bank for the purpose of providing financial services; (iii) solicit employees of the Bank for employment; (iv) furnish anyone or use any list of customers of the Bank for banking purposes; or (v) furnish, use or divulge to anyone any information acquired by him from the Bank relating to the Bank's methods of doing business.

Mr. Lewis will also receive other employment benefits under his employment agreement with the Company and the Bank as spelled out in his employment agreement.

Officers and directors of the Company will not be separately compensated for their services to the Company until the Company earns a cumulative profit.

Director Compensation

The Company and the Bank presently do not pay a director's fee. During 2003 the Company granted stock warrants to its directors as disclosed below. Also, the directors of the Company and the Bank presently do not receive a fee for attending committee meetings.


Warrant Grants to Directors in Last Fiscal Year Individual Grants

(a) Name	(b) Number of Securities Underlying Warrants Granted #)	(c) % of Total Warrants Granted to Directors in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Market Price of Underlying Security on Date of Grant ($/Sh)	(f) Expiration Date

John L. Lewis (1)	10,000	4.7%	$10.00/sh	$10.00/sh	9/19/12
Ronald E. Anderson (1)	15,000	7.0%	$10.00/sh	$10.00/sh	9/19/12
Jerome L. Blankenship (1)	35,000	16.3%	$10.00/sh	$10.00/sh	9/19/12
John F. Conway (1)	20,000	9.3%	$10.00/sh	$10.00/sh	9/19/12
Scott A. Henson (1)	35,000	16.3%	$10.00/sh	$10.00/sh	9/19/12
Douglas G. Hiser (1)	35,000	16.3%	$10.00/sh	$10.00/sh	9/19/12
L. Carlos Rodriguez (1)	30,000	14.0%	$10.00/sh	$10.00/sh	9/19/12
Anna B. Williams (1)	25,000	11.6%	$10.00/sh	$10.00/sh	9/19/12
Donald Boggus(2)	10,000	4.7%	$10.00/sh	$10.00/sh	5/19/13

_______________________

1)Each director was granted warrants to purchase the number of shares of the Company's common stock set forth above. The warrants of each director are evidenced by a warrant agreement, which provides that a director may only exercise the right to purchase one-third of the shares after the expiration of one year of continuous service as a director from the date of the grant of the warrants, that the director may only exercise the right to purchase an additional one-third of the shares after the expiration of two years of continuous service, and so forth as to the remaining shares. In effect a director becomes entitled to exercise the right to purchase one-third of the shares under the warrant agreement after the expiration of each year during a three-year period of continuous service as a director.

(2)Rather than a warrant, in May, 2003, Mr. Boggus was granted a nonqualified stock option having generally the same terms as the warrants issued to the organizing directors. Mr. Boggus is not an organizing director, but was elected a director in January, 2003.


Director Warrants

Aggregate Warrant Exercises in last Fiscal Year and FY-End Option Values

Name	Shares Acquired in Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)

John L. Lewis	--	--	0/10,000	$0/$5,000
Ronald E. Anderson	--	--	0/15,000	$0/$7,500
Jerome L. Blankenship	--	--	0/35,000	$0/$17,500
John F. Conway	--	--	0/20,000	$0/$10,000
Scott A. Henson	--	--	0/35,000	$0/$17,500
Douglas G. Hiser	--	--	0/35,000	$0/$17,500
L. Carlos Rodriguez	--	--	0/30,000	$0/$15,000
Anna B. Williams	--	--	0/25,000	$0/$12,500
Donald Boggus(2)	--	--	0/10,000	$0/$5,000

___________________________________________

(1)Based on the difference between the estimated value of the Company's stock of $10.50 per share, which is the average price paid in recent private sales known to the Company, and the exercise price of $10.00 per share.

(2)Rather than a warrant, in May, 2003 Mr. Boggus was granted a nonqualified stock option having generally the same terms as the warrants issued to the organizing directors. Mr. Boggus is not an organizing director, but was elected a director in January, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                         MANAGEMENT

The following table sets forth for the directors and executive officers of the Company, (a) their names and addresses, (b) the positions they hold in the Company, (c) the number of shares of

Common Stock which they beneficially own, and (d) the percentage of outstanding shares such number represents.


Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

John L. Lewis Director/President and C.E.O 57 Willow Oak Lane Dawsonville, GA 30534	10,000	0.83%

Ronald E. Anderson Director 537 Chestatee View Drive Dawsonville, GA 30534	15,000	1.25%

Jerome L. (Jerry) Blankenship Director 6520 Pembroke Place Cumming, GA 30040	35,000	2.92%

John F. Conway Director 433 Hightower Parkway Dawsonville, GA 30534	20,000	1.67%
Scott A. Henson Director 2715 Bagley Road Cumming, GA 30041	35,000	2.92%

Douglas G. Hiser Director 285 Elm Street, Suite 101 Cumming, GA 30041	35,000	2.92%
L. Carlos Rodriguez Director 5406 Hampstead Way Duluth, GA 30097	30,000	2.5%
Anna B. Williams Director 176 Nix Point Road Dawsonville, GA 30534	25,000	2.08%
Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Spencer L. Strickland Executive Vice President 3715 High Gables East Cumming, GA 30041	3,050	0.25%

Lynn H. Barron Senior Vice-President and C.F.O. 12805 Bethany Road Alpharetta, GA 30004	750	0.06%

All Proposed Directors and Officers as a Group	218,800(3)	18.23%(3)

__________________________

(1)Based on 1,200,000 outstanding shares as of March 1, 2004.

(2)The shares shown are owned by Pickland, Inc., a family corporation controlled by Mr. Boggus.

(3)These figures are different from the sum of the individual percentages because of rounding.

Equity Compensation Plans

The following table summarizes information, as of March 15, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.


EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	350,000	$10.01/sh	65,000
Equity compensation plans not approved by security holders	--	$ -	--
Total	350,000	$10.01/sh	65,000

__________________________

(1)

The only plans are the Company's 2003 Stock Option Plan and the Company's Stock Warrant Plan, both of which are to be approved by the shareholders of the Company at the annual meeting to be held on April 20, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

It is possible that the Company and the Bank will have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. If such transactions occur, they will be on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, are filed as Exhibit 99.1 hereto, and made a part hereof.


2. Exhibits

Exhibit Numbers

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 (1)
10.3*	Employment Agreement of John L. Lewis(1)
10.4*	Employment Agreement of Lynn Barron(1)
10.6*	Form of Warrant Agreement(1)
10.7*	2003 Stock Option Plan(2)
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(2)
10.9*	Stock Warrant Plan(3)
10.10*	Form of Stock Option Agreement
10.11*	Employment Agreement of Spencer L. Strickland
14.1	Conflict of Interest Policy
21.1	Subsidiaries of the Company. The sole subsidiary of the Company is Mountain State Bank, Dawsonville, Georgia, which is wholly-owned by the Company.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Consolidated Financial Statements of the Company

________________________________________

*Indicates a compensatory plan or contract.

(1)Previously filed by the Company as an exhibit (with the same exhibit numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-100741) filed on October 25, 2002.

(2)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company's Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended June 30, 2003.

(3)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company's Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended September 30, 2003.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the Company's fourth quarter of the fiscal year ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal year 2003 for professional services rendered by Cherry, Bekaert & Holland, L.L.P. for the audit of the Company's 2003 annual consolidated financial statements and for its review of the financial statements included in the Company's Form 10-QSB reports were $21,995.

Audit - Related Fees

There were no fees billed to the Company in fiscal year 2003 and 2002 for professional services of Cherry, Bekaert & Holland, L.L.P. for assurance and related services reasonably related to the performance of audit or review of the Company's financial statements and not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to the Company for fiscal years 2003 and 2002 for professional services of Cherry, Bekaert & Holland, L.L.P. for tax compliance and related tax services were $0 and $600, respectively. The services performed were preparation of the annual federal and state tax returns of the Company.

All Other Fees

There were no aggregate fees billed to the Company in fiscal years 2003 and 2002 for services rendered by Cherry, Bekaert & Holland, L.L.P. other than the services described in the previous three paragraphs.

The engagement of Cherry, Bekaert & Holland, L.L.P. to render audit or non-audit services requires the approval of the Company's audit committee.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANCSHARES, INC. By: s/John L. Lewis John L. Lewis President and C.E.O.
Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/John L. Lewis John L. Lewis	Director; President and C.E.O.	March 29, 2004

s/Lynn Barron Lynn Barron	Chief Financial Officer	March 29, 2004

__________________________ Ronald E. Anderson	Director, Chairman	March 29, 2004

s/Jerome L. Blankenship Jerome L. Blankenship	Director	March 29, 2004

s/John F. Conway John F. Conway	Director	March 29, 2004

s/Scott A. Henson Scott A. Henson	Director	March 29, 2004

s/Douglas G. Hiser Douglas G. Hiser	Director	March 29, 2004

s/L. Carlos Rodriguez L. Carlos Rodriguez	Director	March 29, 2004


s/Anna B. Williams Anna B. Williams	Director	March 29, 2004

s/Donald Boggus Donald Boggus	Director	March 29, 2004

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

The registrant's annual report to security holders and proxy material are being furnished to the Commission for its information at the time of filing registrant's report on this Form.
