Form 10KSB/A
period 2003-12-31
MOUNTAIN BANCSHARES INC
filed 2004-05-04
CIK 1200323

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Yes_____ No X


EXPLANATORY NOTE

This registrant is filing this 10-KSB/A-1 to amend the Supplemental Information section appearing after the Signatures section of the registrant's Form 10-KSB for the fiscal year ended December 31, 2003 (the "Form 10-KSB") to make certain correcting amendments. No other changes have been made to the Form 10-KSB and this Form 10-KSB/A-1 does not modify or update the disclosure contained in the Form 10-KSB in any way other than as discussed above and reflected below.

2


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANCSHARES, INC. By: s/John L. Lewis John L. Lewis President and C.E.O.
Date: April 20, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/John L. Lewis	Director; President and C.E.O.	April 20, 2004
John L. Lewis
s/Lynn Barron	Chief Financial Officer	April 20, 2004
Lynn Barron
s/Ronald E. Anderson Ronald E. Anderson	Director, Chairman	April 20, 2004
s/Jerome L. Blankenship	Director	April 20, 2004
Jerome L. Blankenship
s/John F. Conway	Director	April 20, 2004
John F. Conway
s/Scott Henson	Director	April 20, 2004
Scott Henson
s/Douglas B. Hiser	Director	April 20, 2004
Douglas B. Hiser
s/L. Carlos Rodriguez L. Carlos Rodriguez	Director	April 20, 2004

3


s/Anna B. Williams	Director	April 20, 2004
Anna B. Williams
s/Donald Boggus	Director	April 20, 2004
Donald Boggus

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

The registrant has provided its audited financial statements to its shareholders as an annual report to shareholders. The registrant's financial statements are included in the registrant's Annual Report on Form 10-KSB. See "Part II - Item 7. Financial Statements." The registrant's proxy statement for the annual meeting of stockholders held on April 20, 2004 is attached hereto as Exhibit 99.2 for the information of the Commission.

4
