Form 10QSB
period 2004-03-31
MOUNTAIN BANCSHARES INC
filed 2004-05-17
CIK 1200323

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

MOUNTAIN BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Georgia	43-1965029
(State of Incorporation)	(I.R.S. Employer Identification No.)

6602 Highway 53 East, Dawsonville, GA	30534
(Address of principal executive offices)	(Zip Code)

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

Common stock, $5 par value per share: 1,200,000 shares
issued and outstanding as of May 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes _ No x


MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Index


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Balance Sheets (Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Cash and due from banks	$ 193,795	$ 1,024,845
Federal funds sold	1,810,000	3,526,000
Securities available-for-sale	9,060,382	7,527,327
Loans, net of allowance for loan losses	38,612,894	28,955,872
Bank premises and fixed assets, net	4,646,614	4,638,283

Accrued interest receivable	210,386	181,311
Other Assets	166,806	133,865

Total assets	$ 54,700,877	$ 45,987,503

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

Non-interest bearing	$ 2,809,741	3,206,444
Interest-bearing:
NOW accounts	1,766,026	1,317,616
Savings	101,736	63,594
Money market accounts	30,657,021	23,376,318
Time deposits of $100,000 and over	4,248,240	3,294,461
Other time deposits	4,206,116	3,495,527
Total deposits	43,788,880	34,753,960

	94,447	435,035
Other liabilities
	43,883,327	35,188,995
Total liabilities

Shareholder's equity
Common stock, par value $5.00; 10,000,000 shares authorized; 1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in capital	5,944,693	5,944,693
Accumulated deficit	(1,172,989)	(1,125,556)
Accumulated other comprehensive income	45,846	(20,629)
Total shareholders' equity	10,817,550	10,798,508
Total liabilities and shareholders' equity	$ 54,700,877	$ 45,987,503

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Operation (Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Interest income
Interest and fees on loans	$ 662,557	$ ---
Interest on taxable securities	66,162	---
Interest on Federal funds sold	11,956	---
Total interest income	740,675	---

Interest expense
Interest on time deposits of $100,000 or more	24,437	---
Interest on other deposits	193,973	---
Interest on funds purchased and other borrowings	---	15,651
Total interest expense	218,410	15,651

Net interest income	522,265	(15,651)

Provision for loan losses	96,419	---

Net interest income after provision for loan losses	425,846	(15,651)

Noninterest income
Services charges on accounts	36,935	---

Noninterest expense
Salaries and employee benefits	336,166	107,665
Occupancy expenses	84,095	11,488
Other expenses	89,951	24,218
	510,212	143,371

Income (loss) before income taxes	(47,431)	(159,022)

Income tax expense	---	---

Net income (loss)	(47,431)	(159,022)

Net income (loss) per share of common stock
Basic and diluted	$ (0.04)	$ (0.13)
Dividends per share of common stock	$ ---	$ ---

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Net income (loss)	$ (47,431)	$ (159,022)

Unrealized holding gains and (losses) arising during period, less reclassification adjustment for gains and losses included in net loss, net of tax	66,475

Comprehensive income (loss)	$ 19,044	$ (159,022)

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Cash flows from operating activities	$ (47,433)	$ (159,022)
Net loss
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	63,043	2,242
Provision for loan losses	96,419	-
Changes in assets and liabilities:		-
Increase in accrued interest receivable	(29,075)	-
Increase in accrued interest payable	22,411	-
Other assets and liabilities	25,457	235

Net cash used in operating activities	130,822	(156,545)

Cash flows from investing activities
Increase in federal funds sold	1,716,000	-
Loan originations and collections, net	(9,753,441)	-
Purchases and proceeds of available-for-sale securities, net	(1,533,055)	-
Net additions to premises and equipment	(426,296)	(862,550)

Net cash used in investing activities	(9,996,792)	(862,550)

Cash flows from financing activities
Net increase in customer deposits	9,034,920	-
Net borrowings and repayments on line of credit	-	1,047,111
Stock issue costs	-	(16,152)

Net cash provided by financing activities	9,034,920	1,030,959

Net increase (decrease) in cash and due from banks	(831,050)	11,864

Cash and due from banks at beginning of period	1,024,845	716

Cash and due from banks at end of period	$ 193,795	$ 12,580

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2004

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

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The balance sheet as of December 31, 2003 has been derived from the audited financial statements included in the Company's Form 10-KSB for the year ended December 31, 2003.

Until the Bank opened for business on April 15, 2003, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business. The accompanying financial statements for the three month period ending March 31, 2003 are during the period in which the Company was a development stage enterprise.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.


 Note 1 - Nature of Business and Basis of presentation (continued)

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of March 31, 2004, 135,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

In addition, as part of the common stock offering completed by the Company, the Company granted to each of the Company organizers one warrant for each share of common stock purchased by the organizer in the offering. The Company granted 205,000 warrants to the organizers. The Company has reserved 205,000 shares of common stock for the exercise of warrants.

Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method.

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net (loss) as reported	$ (47,431)	$ (159,022)

(Loss) per share as reported
Basic:	$ (0.04)	$ (0.13)
Diluted:	$ (0.04)	$ (0.13)

Stock-based employee compensation cost included in net (loss) as reported	$ -	$ -

Stock-based employee compensation cost based on fair-value method	$ -	$ -

Pro forma net I(loss) including stock-based compensation cost based on fair-value method	$ (47,431)	$ (159,022)

Pro forma (loss) per share including stock-based compensation cost based on fair-value method
Basic:	$ (0.04)	$ (0.13)
Diluted:	$ (0.04)	$ (0.13)


 Note 2 - Earnings (loss) per share

Earnings (loss) per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding has been determined as if the Company's stock offering had occurred and been completed on January 1, 2003. As the Company incurred a net loss for the three months ended March 31, 2004, diluted earnings (loss) per share have not been presented separately from basic earnings (loss) per share as the effects would be anti-dilutive.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:
	For the Three Months Ended March 31, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$ (47,431)

Basic and Diluted EPS
Loss available to common shareholders'		1,200,000	$ (0.04)

	For the Three Months Ended March 31, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$ (159,022)

Basic and Diluted EPS
Loss available to common shareholders'		1,200,000	$ $(0.13)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Mountain Bancshares, Inc. (the "Company") was incorporated under the laws of the State of Georgia to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended. The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of Mountain State Bank (the "Bank"), an independent, locally owned state-chartered commercial bank. The Bank has locations in Dawsonville, Georgia and in Cumming, Georgia.

The Bank operates as a locally owned bank that targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service. The Bank offers a full range of deposit and lending services and is a member of an electronic banking network that enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.

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

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards


(SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

The Company completed its stock offering during the second quarter of 2003. The Company sold 1,200,000 shares of common stock at $10 per share, for total gross proceeds of $12.0 million. The net proceeds to the Company after direct offering expenses were approximately $11.95 million. The Company capitalized the Bank with $11.4 million.

At March 31, 2004 the Company had total assets of $54.7 million, consisting principally of $1.8 million in federal funds sold, $38.6 million in loans (net of allowance for loan losses), and $9.0 million of investment securities. Liabilities at March 31, 2004 totaled $43.9 million, consisting principally of customer deposit accounts. At March 31, 2004, shareholders equity was $10.8 million.

The Company incurred a net loss of $(47,431) for the three months ended March 31, 2004. Further discussion of significant items affecting the net loss are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $522,265 for the three months ended March 31, 2004.

Total interest income for the three months ended March 31, 2004 was $740,675. Interest and fees on loans were $662,557, and interest on investment securities, including federal funds sold, was $78,118. The Bank's loans increased $9657,022 (33.4%) from December 31, 2003 to March 31, 2004. The Bank's investment securities increased $1,533,055 (20.4%) from December 31, 2003 to March 31, 2004. This is the result of the Bank investing increased deposit funds in these interest-earning assets.


Interest expense on customer deposit accounts for the three months ended March 31, 2004 was $218,410. The Bank's interest-bearing deposit accounts increased $9,431,623 (29.9%) from December 31, 2003 to March 31, 2004.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2004 was $510,212 including salary and benefit costs, occupancy costs, and other operating expenses.

Income Taxes

The Company and Bank incurred a consolidated net loss for the three months ended March 31, 2004. No current tax benefit has been provided for as a result of the loss. The Company has provided for a full valuation allowance of net deferred tax assets.

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

The Bank had not identified any non-performing assets as of March 31, 2004.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $96,419 during the quarter ended March 31, 2004. The ratio of allowance for loan losses to total loans was 1.0% at March 31, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At March 31, 2004, the Bank's Tier I


capital was 22.23% and total risk-based capital was 23.04%. At March 31, 2004, the Bank's leverage ratio was 20.13%.

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to stockholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.


Item 3. Controls and Procedures.

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004 the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's SEC filings. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting during our fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


MOUNTAIN BANCSHARES, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit	Page Number in Sequentially Numbered Copy
3.1	Articles of Incorporation.1/	N/A
3.2	Bylaws.1/	N/A
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto. 1/	N/A
10.1	(Reserved)	N/A
10.2	(Reserved)	N/A
10.3*	Employment Agreement between Mountain Bancshares, Inc. and John L. Lewis. 1/	N/A
10.4*	Employment Agreeement between Mountain Bancshares, Inc. and Lynn Barron. 1/	N/A
10.5	(Reserved)	N/A
10.6*	Form of Warrant Agreement between Mountain Bancshares, Inc. and the Organizers. 1/	N/A
10.7*	Mountain Bancshares, Inc. 2003 Stock Option Plan2/	N/A
10.8*	Non-Qualified Stock Option Agreement of Donald Boggus2/	N/A
10.9*	Mountain Bancshares, Inc. Stock Warrant Plan	18
10.10*	Form of Stock Option Agreement3/	N/A
10.11*	Employment Agreement of Spencer L. Strickland3/	N/A
31	Rule 12a-14(a)/15d-14(a) Certifications	23
32	Section 1350 Certifications	25
1/	Incorporated herein by reference to exhibit of same number in the Company's Registration Statement on Form SB-2, declared effective by the SEC on January 8, 2003.
2/	Incorporated herein by reference to exhibit of same number in the Company's Quarterly Report on Form 10-QSB for the Quarterly Period ended June 30, 2003.
3/	Incorporated herein by refernece to exhibit of same number in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003.
*	Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

None.


MOUNTAIN BANCSHARES, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 12, 2004 Date: May 12, 2004	MOUNTAIN BANCSHARES, INC. By: s/John L. Lewis John L. Lewis, President and C.E.O. By: s/Lynn H. Barron Lynn H. Barron, C.A.O. and C.F.O.
