Form 10QSB
period 2004-06-30
MOUNTAIN BANCSHARES INC
filed 2004-08-16
CIK 1200323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of to

Commission File Number 000-50710.

MOUNTAIN BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	43-1965029
(State of other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6602 Highway 53, East, Dawsonville, Georgia	30534
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number (706) 265-1001

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2004
Common Stock, $5.00 Par Value	1,200,000

Transitional Small Business Disclosure Format: YES NO X


MOUNTAIN BANCSHARES, INC.

Form 10-QSB


 Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS

Cash and due from banks	$ 1,301,384	$ 1,024,845
Federal funds sold	1,388,000	3,526,000
Securities available-for-sale	8,042,038	7,527,327
Loans, net of allowance for loan losses	46,503,422	28,955,872
Bank premises and fixed assets, net	4,503,811	4,638,283

Accrued interest receivable	237,449	181,311
Other assets	424,875	133,865

Total assets	$ 62,400,979	$ 45,987,503

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$ 4,449,038	3,206,444
Interest-bearing:
NOW accounts	2,396,582	1,317,616
Savings	139,742	63,594
Money market accounts	34,446,338	23,376,318
Time deposits of $100,000 and over	3,612,673	3,294,461
Other time deposits	6,580,772	3,495,527
Total deposits	51,625,145	34,753,960

Other liabilities	64,971	435,035

Total liabilities	51,690,116	35,188,995

Shareholders' equity
Common stock, par value $5.00; 10,000,000 shares authorized;
1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in-capital	5,944,693	5,944,693
Accumulated deficit	(1,126,830)	(1,125,556)
Accumulated other comprehensive income	(107,000)	(20,629)
Total shareholders' equity	10,710,863	10,798,508
Total liabilities and shareholders' equity	$ 62,400,979	$ 45,987,503


Mountain Bancshares, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$ 781	$ 108	$ 1,443	$ 108
Interest on taxable securities	78	8	144	8
Interest on nontaxable securities
Interest on Federal funds sold	4	30	16	30
Total interest income	863	146	1,603	146
Interest expense
Interest on time deposits of $100,000 or more	23	9	47	9
Interest on other deposits	218	36	412	36
Interest on funds purchased and other borrowings	0	8	0	23
Total interest expense	241	53	459	68

Net interest income	622	93	1,144	78

Provision for loan losses	81	73	177	73

Net interest income after provision for loan losses	541	20	967	5
Noninterest income
Service charges on deposits	29	1	48	1
Other income/loss	35	0	38	0
Mortgage loans Origination	88	0	104	0
	152	1	190	1
Noninterest expense
Salaries and employee benefits	388	228	724	336
Occupancy expenses	94	36	175	47
Other expenses	165	96	259	120
	647	360	1,159	503

Income (loss) before income taxes	46	(339)	(2)	(497)
Income tax expense	0	0	0	0
Net income	$ 46	$ (339)	$ (2)	$ (497)
Net income per share of common stock
Basic	$ 0.03	$ (0.28)	$ (0.00)	$ (0.41)
Diluted	$ 0.03	$ (0.28)	$ (0.00)	$ (0.41)

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$46	($339)	($2)	($497)

Unrealized holding gains and (losses) arising
during period, less reclassifications adjustment
for gains and losses included in net income (loss),
net of tax	(153)	15	(86)	15

Comprehensive income	($107)	($324)	($88)	($482)

See Notes to Consolidated Financial Statements


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities	$ (1,813)	$ (497,739)
Net loss
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	128,598	8,682
Provision for loan losses	177,248	72,530
Changes in assets and liabilities:
Increase in accrued interest receivable	(56,138)	(70,643)
Increase in accrued interest payable	7,017	9,294
Other assets and liabilities	(401,237)	(37,552)

Net cash used in operating activities	(146,325)	(515,428)

Cash flows from investing activities
Decrease(Increase) in federal funds sold	2,138,000	(8,930,000)
Loan originations and collections, net	(17,724,798)	(7,268,339)
Purchases and proceeds of available-for-sale securities, net	(514,711)	(4,147,517)
Net additions to premises and equipment	(346,812)	(1,326,117)

Net cash used in investing activities	(16,448,321)	(21,671,973)

Cash flows from financing activities
Net increase in customer deposits	16,871,185	11,434,818
Net borrowings and repayments on line of credit	0	(955,577)
Proceeds from common stock offering, net of direct costs	0	11,944,693

Net cash provided by financing activities	16,871,185	22,423,944

Net increase (decrease) in cash and due from banks	276,539	236,543

Cash and due from banks at beginning of period	1,024,845	715

Cash and due from banks at end of period	$ 1,301,384	$ 237,258

 See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2004

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


 Note 1 - Nature of Business and Basis of presentation (continued)

New Accounting Pronouncements

During the quarter ending June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company's financial statements.

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of June 30, 2004, 135,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

In addition, as part of the common stock offering completed by the Company, the Company granted to each of the Company organizers one warrant for each share of common stock purchased by the organizer in the offering. The Company granted 205,000 warrants to the organizers. The Company has reserved 205,000 shares of common stock for the exercise of warrants.

Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method, (in thousands, except per share amounts.).

	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2003
Net (loss) as reported	$ (2)	$ 46	$ (497)	$ (339)

Income (Loss) per share as reported
Basic:	$ (0.00)	$ 0.03	$ (0.41)	$ (0.28)
Diluted:	$ (0.00)	$ 0.03	$ (0.41)	$ (0.28)
Stock-based employee compensation cost included in net (loss) as reported	$ -	$ -	$ -	$ -

Stock-based employee compensation cost based on fair-value method	$ -	$ -	$ -	$ -

Pro forma net income (loss) including stock-based compensation cost based on fair-value method	$ (2)	$ 46	$ (497)	$ (339)
Pro forma income (loss) per share including stock-based compensation cost based on fair-value method
Basic:	$ (0.00)	$ 0.03	$ (0.41)	$ (0.28)
Diluted:	$ (0.00)	$ 0.03	$ (0.41)	$ (0.28)


Note 2 - Earnings (loss) per share

Earnings (loss) per share are calculated on the basis of the weighted average number of shares outstanding. The weighted average number of shares outstanding has been determined as if the Company's stock offering had occurred and been completed on January 1, 2003.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations, (dollars in thousands, except per share amounts):

	For the Three Months Ended June 30, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
BASIC EPS
Net income	$ 46	1,200,000	$ 0.03

DILUTED EPS	$ 46	1,540,000	$ 0.03
(diluted earnings per share includes the Company's outstanding stock options and warrants in the denominator)

	For the Three Months Ended June 30, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
BASIC and DILUTED EPS
Net loss	$ (339)	1,200,000	$ (0.28)

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


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

New Accounting Pronouncements

During the quarter ending June 30, 2004 the Company adopted the provisions of SEC Staff Accounting Bulletin (SAB) No. 105, Application of Accounting Principles to Loan Commitments. This SAB provides the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of this SAB did not have a material effect on the Company's financial statements.

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


At June 30, 2004 the Company had total assets of $62.4 million, consisting principally of $1.4 million in federal funds sold, $46.5 million in loans (net of allowance for loan losses), and $8.0 million of investment securities. Liabilities at June 30, 2004 totaled $51.7 million, consisting principally of customer deposit accounts. At June 30, 2004, shareholders equity was $10.7 million.

The Company incurred a net loss of $1,813 for the six months ended June 30, 2004. Further discussion of significant items affecting the net loss are discussed in detail below.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $1,144,231 for the six months ended June 30, 2004.

Total interest income for the six months ended June 30, 2004 was $1,603,407. Interest and fees on loans were $1,443,459, and interest on investment securities, including federal funds sold, was $159,948. The Bank's loans increased $17,547,550 (60.6%) from December 31, 2003 to June 30, 2004. The Bank's investment securities increased $514,711 (6.8%) from December 31, 2003 to June 30, 2004. This is the result of the Bank investing increased deposit funds in these interest-earning assets. This growth in the loan portfolio is the result of the Bank pursuing opportunities for increasing the Bank's investments in the loan portfolio.

Interest expense on customer deposit accounts for the six months ended June 30, 2004 was $459,176. The Bank's interest-bearing deposit accounts increased $15,628,591 (49.5%) from December 31, 2003 to June 30, 2004.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2004 was $1,159,824 including salary and benefit costs, occupancy costs, and other operating expenses. This represents an increase of $656,000 from noninterest expense for the six months ended June 30, 2003. This increase is the result of increased costs as the Bank became operational during the second quarter of 2003.

 Income Taxes

The Company and Bank incurred a consolidated net loss for the six months ended June 30, 2004. No current tax benefit has been provided for as a result of the loss. The Company has provided for a full valuation allowance of net deferred tax assets.

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

The Bank had not identified any non-performing assets as of June 30, 2004.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risks in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an


assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $177,248 during the six months ended June 30, 2004. The ratio of allowance for loan losses to total loans was 1.0% at June 30, 2004. Management considers the current allowance for loan losses appropriate based upon it analysis of the potential risks in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At June 30, 2004, the Bank's Tier I capital was 18.52% and total risk-based capital was 19.34%. At June 30, 2004, the Bank's leverage ratio was 17.15%.

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


Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2004 and, based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company's internal control over financial reporting and the Company's auditors were so advised.

Part II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 20, 2004, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing as director those persons listed in the Company's March 23, 2004 proxy statement, and (b) approval of the Mountain Bancshares, Inc. 2003 Stock Option Plan, (c) approval of the Mountain Bancshares, Inc. Stock Warrant Plan, and (d) ratifying the appointment of Cherry Bekaert & Holland LLP.

John F. (Jack) Conway, Scott A. Henson and Douglas G. Hiser, the nominees of the Board of Directors, were elected directors to serve another term. Ronald E. Anderson, Jerome L. Blankenship, Anna B. Williams, L. Carlos Rodriguez, Donald Boggus and John L. Lewis are the other directors of the Company and their terms of office continued after the meeting.

Nominees	Votes Cast For	Votes Withheld

John F. Conway	749,750	20,250
Scott A. Henson	746,250	23,750
Douglas G. Hiser	748,100	21,900

The Mountain Bancshares, Inc. 2003 Stock Option Plan received the requisite number of affirmative votes required for approval. Of the 770,000 shares of the Company voted at the meeting, the vote was as follows: 715,230 shares voted for, 33,520 voted against, and 1,250 abstained.


The Mountain Bancshares, Inc. Warrant Plan received the requisite number of affirmative votes required for approval. Of the 770,000 shares of the Company voted at the meeting, the vote was as follows: 685,130 shares voted for, 63,200 voted against, and 2,000 abstained.

The appointment of independent auditors also received the requisite number of affirmative votes required for approval pursuant to the bylaws of the Company. Of the 770,000 outstanding shares of the Company, the vote was as follows: 768,000 shares voted for, 2,000 voted against, and 0 abstained.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

	31	Rul3 13a-14(a)/15d-14(a) Certifications.

	32	Section 1350 Certifications.

(b)	Reports on Form 8-K.	The Company did not file any reports on Form 8-K.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mountain Bancshares, Inc.

By: /s/John L. Lewis John L. Lewis President and Chief Executive Officer (principal executive officer)	August 13, 2004 Date

By: /s/Lynn H. Barron Lynn H. Barron Chief Financial Officer (principal financial and accounting officer)	August 13, 2004 Date


EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications...........................................................18
Exhibit 32	Section 1350 Certifications...............................................................................20
