Form 10QSB
period 2004-09-30
MOUNTAIN BANCSHARES INC
filed 2004-11-15
CIK 1200323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of to

Commission File Number 000-50710.

MOUNTAIN BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Georgia	43-1965029
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6602 Highway 53, East, Dawsonville, Georgia

(Address of Principal Executive Offices)

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

YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 13, 2004
Common Stock, $5.00 Par Value	1,200,000

Transitional Small Business Disclosure Format: YES NO X


MOUNTAIN BANCSHARES, INC.

Form 10-QSB


 Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS

Cash and due from banks	$ 1,566,188	$ 1,024,845
Federal funds sold	820,000	3,526,000
Securities available-for-sale	8,113,592	7,527,327
Loans, net of allowance for loan losses	52,801,759	28,955,872
Bank premises and fixed assets, net	4,488,575	4,638,283

Accrued interest receivable	287,563	181,311
Other assets	208,484	133,865

Total assets	$ 68,286,161	$ 45,987,503

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	2,034,692	3,206,444
Interest-bearing:
NOW accounts	2,750,221	1,317,616
Savings	212,453	63,594
Money market accounts	36,029,087	23,376,318
Time deposits of $100,000 and over	9,101,844	3,294,461
Other time deposits	7,094,604	3,495,527
Total deposits	57,222,901	34,753,960

Other liabilities	136,648	435,035

Total liabilities	57,359,549	35,188,995

Shareholders' equity
Common stock, par value $5.00; 10,000,000 shares authorized;
1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in-capital	5,944,693	5,944,693
Accumulated deficit	(992,591)	(1,125,556)
Accumulated other comprehensive income	(25,490)	(20,629)
Total shareholders' equity	10,926,612	10,798,508
Total liabilities and shareholders' equity	$ 68,286,161	$ 45,987,503


Mountain Bancshares, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income
Interest and fees on loans	$ 969	$325	$2,412	$434
Interest on taxable securities	79	32	223	41
Interest on nontaxable securities	0	0	0	0
Interest on Federal funds sold	5	18	21	47
Total interest income	1,053	375	2,656	522
Interest expense
Interest on time deposits of $100,000 or more	29	39	76	48
Interest on other deposits	247	63	659	101
Interest on funds purchased and other borrowings	2	0	2	23
Total interest expense	278	102	737	172

Net interest income	775	273	1,919	350

Provision for loan losses	64	125	241	197

Net interest income after provision for loan losses	711	148	1,678	153
Noninterest income
Service charges on deposits	30	4	78	5
Other income/loss	2	0	40	0
Mortgage loans Origination	65	0	169	0
	97	4	287	5
Noninterest expense
Salaries and employee benefits	419	204	1,143	541
Occupancy expenses	100	54	275	101
Other expenses	155	79	415	199
	674	337	1,833	841

Income (loss) before income taxes	134	185)	132	(683)
Income tax expense	0	0	0	0
Net income	$134	$(185)	$132	$(683)
Net income per share of common stock
Basic	$0.11	($0.16)	$0.11	($0.57)
Diluted	$0.09	($0.16)	$0.09	($0.57)

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss)	$134	$(185)	$132	$(682)

Unrealized holding gains and (losses) arising
during period, less reclassifications adjustment
for gains and losses included in net income (loss),
net of tax	82	(60)	(5)	(45)

Comprehensive income (loss)	$216	$(245)	$127	$(728)

See Notes to Consolidated Financial Statements


MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003

Cash flows from operating activities
Net income (loss)	$ 132,425	$ (682,288)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation	194,111	16,202
Provision for loan losses	240,869	197,279
Changes in assets and liabilities:
Increase in accrued interest receivable	(106,252)	(93,141)
Increase in accrued interest payable	11,243	17,184
Other assets and liabilities	(246,158)	(91,359)

Net cash provided by (used in) operating activities	226,238	(636,123)

Cash flows from investing activities
Decrease(Increase) in federal funds sold	2,706,000	(1,224,000)
Loan originations and collections, net	(24,379,240)	(19,727,931)
Purchases and proceeds of available-for-sale securities, net	(586,265)	(7,619,036)
Net additions to premises and equipment	(40,417)	(2,986,928)

Net cash used in investing activities	(22,299,922)	(31,557,895)

Cash flows from financing activities
Net increase in customer deposits	22,615,027	21,585,125
Net borrowings and repayments on line of credit	0	(955,577)
Proceeds from common stock offering, net of direct costs	0	11,944,693

Net cash provided by financing activities	22,615,027	32,574,241

Net increase (decrease) in cash and due from banks	541,343	380,223

Cash and due from banks at beginning of period	1,024,845	716

Cash and due from banks at end of period	$ 1,566,188	$ 380,939

See Notes to Condensed Consolidated Financial Statements.


MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

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

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of September 30, 2004, 140,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

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

	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30, 2004	September 30, 2004	September 30, 2003	September 30, 2003
Net income (loss) as reported	$132	$134	($683)	($185)

Income (Loss) per share as reported
Basic:	$0.11	$0.11	($0.57)	($0.16)
Diluted:	$0.09	$0.09	($0.57)	($0.16)
Stock-based employee compensation cost included in net (loss) as reported
	$0	$0	$0	$0
Stock-based employee compensation cost based on fair-value method

Pro forma net income (loss) including stock-based compensation cost based on fair-value method	$132	$134	($683)	($185)
Pro forma income (loss) per share including stock-based compensation cost based on fair-value method
Basic:	$0.11	$0.11	($0.57)	($0.16)
Diluted:	$0.09	$0.09	($0.57)	($0.16)

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

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations, (dollars in thousands, except per share amounts):

	For the Three Months Ended September 30, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
BASIC EPS
Net income	$134	1,200,000	$0.11

DILUTED EPS	$134	1,545,000	$0.09
(diluted earnings per share includes the Company's outstanding stock options and warrants in the denominator)

	For the Three Months Ended September 30, 2003
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
BASIC and DILUTED EPS
Net loss	($185)	1,200,000	($0.16)

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

At September 30, 2004 the Company had total assets of $68.2 million, consisting principally of $820,000 in federal funds sold, $52.8 million in loans (net of allowance for loan losses), and $8.1 million of investment securities. Liabilities at September 30, 2004 totaled $57.3 million, consisting principally of customer deposit accounts. At September 30, 2004, shareholders equity was $10.9 million.

The Company had net income of $132,964 for the nine months ended September 30, 2004. Further discussion of significant items affecting the net income are discussed in detail below.


Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Net interest income was $1,918,999 for the nine months ended September 30, 2004.

Total interest income for the nine months ended September 30, 2004 was $2,656,357. Interest and fees on loans were $2,412,681, and interest on investment securities, including federal funds sold, was $243,676. The Bank's loans, net of loan loss reserves, increased $23,845,887, (82.4%) from December 31, 2003 to September 30, 2004. The Bank's investment securities increased $586,265 (7.8%) from December 31, 2003 to September 30, 2004. This is the result of the Bank investing increased deposit funds in these interest-earning assets. This growth in the loan portfolio is the result of the Bank pursuing opportunities for increasing the Bank's investments in the loan portfolio.

Interest expense on customer deposit accounts for the nine months ended September 30, 2004 was $737,358. The Bank's interest-bearing deposit accounts increased $22,468,941 (64.7%) from December 31, 2003 to September 30, 2004.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2004 was $1,831,506 including salary and benefit costs, occupancy costs, and other operating expenses. This represents an increase of $992,000 from noninterest expense for the nine months ended September 30, 2003. This increase is the result of increased costs as the Bank became operational during the second quarter of 2003.

Income Taxes

The Company and Bank incurred a consolidated net income for the nine months ended September 30, 2004. The Company has a net operating loss carry forward of approximately $1.0 million available to offset future taxable income. The Company has applied this net operating loss to the taxable income incurred through the nine months ending September 2004. The Company has previously provided for a full valuation allowance of the net deferred tax asset related to this allowance. Accordingly, the statement of operations does not reflect any provision for tax expense.

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

The Bank had not identified any non-performing assets as of September 30, 2004.


Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risks in the loan portfolio. The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased through a provision for loan losses of $ 241,000 during the nine months ended September 30, 2004. The ratio of allowance for loan losses to total loans was 1.0% at September 30, 2004. Management considers the current allowance for loan losses appropriate based upon it analysis of the potential risks in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Management's strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity. Federal banking regulations establish certain capital adequacy standards that banks are required to maintain. These regulations set minimum requirements for risk-based capital of 4% for core capital ("Tier I"), 8% for total risk-based capital and 4% for the leverage ratio. At September 30, 2004, the Bank's Tier I capital was 17.26% and total risk-based capital was 18.11%. At September 30, 2004, the Bank's leverage ratio was 16.04%.

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


Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2004 and, based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively. Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


Part II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Numbers		Sequential Page Numbers

3.1	Articles of Incorporation(1)	--
3.2	Bylaws(1)	--
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1(1)	--
10.3*	Employment Agreement of John L. Lewis(1)	--
10.4*	Employment Agreement of Lynn Barron(1)	--
10.6*	Form of Warrant Agreement(1)	--
10.7*	2003 Stock Option Plan(2)	--
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(2)	--
10.9*	Stock Warrant Plan(3)	--
10.10*	Form of Stock Option Agreement(4)	--
10.11*	Employment Agreement of Spencer L. Strickland(4)	--
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	17
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	18
32.1	Section 1350 Certifications	19

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

(4)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company's Annual Report on Form 10-KSB (Registration No. 000-50710) for the period ended December 31, 2003.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mountain Bancshares, Inc.

By: /s/John L. Lewis John L. Lewis President and Chief Executive Officer (principal executive officer)	November 12, 2004 Date

By: /s/Lynn H. Barron Lynn H. Barron Chief Financial Officer (principal financial and accounting officer)	November 12, 2004 Date
