Form 10KSB
period 2004-12-31
MOUNTAIN BANCSHARES INC
filed 2005-03-31
CIK 1200323

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2004	Commission File Number 000-50710

MOUNTAIN BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	43-1965029 (I.R.S. Employer Identification No.)

6602 Highway 53 East Dawsonville, Georgia (Address of principal executive offices)	30534 (Zip Code)

(706) 265-1001 (Issuer’s telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common stock, $5.00 par value (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant’s revenues for its fiscal year ended December 31, 2004 were $4,281,548

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2005 was $11,925,920 based on recent private sales known to the Registrant at a price of $12.16 per share. There is no established trading market for the Registrant’s stock.

The number of shares outstanding of Registrant’s class of common stock at March 15, 2005 was 1,200,000 shares of common stock.

Documents Incorporated by Reference:  Certain pages of the 2004 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 are incorporated herein by reference in Parts II and III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes_____ No   X

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-KSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole.  These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes.  The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for fiscal 2005 and beyond to differ materially from those expressed or implied in such forward-looking statements.  The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM

1.

DESCRIPTION OF BUSINESS

(a)

Business Development

Mountain Bancshares, Inc. (the “Company”), Dawsonville, Georgia, was incorporated in 2002 as a Georgia business corporation for the purpose of becoming a bank holding company and by acquiring all of the common stock of Mountain State Bank, Dawsonville, Georgia (the “Bank”) upon its formation and capitalization. The Company filed applications to the Board of Governors of the Federal Reserve System (the “Board”) and the Georgia Department of Banking and Finance (the “DBF”) for prior approval to become a bank holding company. The Company received Board approval on March 31, 2003, and the DBF approval on March 31, 2003. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the “Act”) and the Georgia Bank Holding Company Act (the “Georgia Act”) upon the acquisition of all of the Common Stock of the Bank, which occurred in April, 2003.

The Bank is the sole operating subsidiary of the Company. On December 9, 2002, the Bank received the initial approval of its charter from the DBF. Its permit to begin business was issued, and it opened for business on April 15, 2003.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”), with initial approval by the FDIC having been obtained on February 20, 2003.

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

Subsequent to the capitalization of the Company through the stock offering, the Company paid off the lines-of-credit established by the Company, which were used to fund pre-opening and stock offering expenses, and used to fund the Company’s acquisition of land for the banking facilities of the Bank.  The Company then contributed the land and approximately $9.8 million in cash to the Bank in acquiring all of the outstanding stock of the Bank, for a total capitalization of the Bank of approximately $11.4 million.

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

The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler’s checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

Market Area and Competition

The primary service area of the Bank includes the counties of Dawson, Forsyth, Hall, Cherokee, Fulton and Lumpkin, Georgia. The Bank encounters competition from other commercial banks, which offer a full range of banking services and compete for all types of services, especially deposits. In addition, in certain aspects of its banking business, the Bank also competes with credit unions, small loan companies, consumer finance companies, brokerage houses, insurance companies, money market funds and other financial service companies which attract customers that have traditionally been served by banks.

The extent to which other types of financial service companies compete with commercial banks has increased significantly over the past several years as a result of federal and state legislation which has permitted these organizations to compete for customers and offer products that have historically been offered by banks.  The impact of this legislation and other subsequent legislation on the financial services industry cannot be predicted.

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the years ended December 31, 2004, and 2003.  Also presented is the Bank’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability.  This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS

(Dollar amounts in thousands)

	Year Ended December 31,
	2004			2003
		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$46,214	$3,510	7.60%	$6,668	$891	5.35%
Investment securities	7,907	282	3.56%	6,091	100	1.64%
Interest Bearing Deposits at Banks	695	18	2.56%	--	--	--
Federal funds sold	2,539	33	1.31%	6,571	55.84%
Total interest-earning assets	57,355	3,843	6.70%	29,330	1,046	3.57%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	918			723
Bank premises and fixed assets	4,533			3,126
Accrued interest receivable	230			116
Other assets	381			97
Allowance for loan losses	(450)			(158)
Total assets	$62,967			$33,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	$2,363	$25	1.06%	$761	$6.79%
Savings accounts	162	1	0.62%	32	--	.38%
Money market accounts	33,551	763	2.28%	13,430	208	1.55%
Time accounts	11,548	283	2.45%	5,474	90	1.64%
Total interest-bearing deposits	47,624	1,072	2.25%	19,697	304	1.54%

OTHER INTEREST-BEARING LIABILITIES
Funds purchased	24	2	8.33%	664	23	3.46%
Total interest-bearing liabilities	47,648	1,074	2.25%	20,361	327

NON-INTEREST-BEARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	4,635			1,820
Other liabilities	108			46
Shareholders’ equity	10,774			11,007
Total liabilities and shareholders’ equity	$63,165			$33,234

Interest rate spread		4.45%			2.03%
Net interest income	$2,769			$719
Net interest margin		4.83%			2.45%
Average interest-earning assets to average total assets		91.1%			87.4%
Average loans to average deposits		88.4%			84.6%

Rate/Volume Analysis of Net Interest Income

The following table sets forth information regarding changes in net interest income attributable to changes in average balances and changes in rates for the periods indicated.  The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period.  The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

	Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest earned on:
Taxable securities	$30	$152	$182
Federal funds sold	(34)	12	(22)
Net loans and loans held for sale	1,579	1,040	2,619
Interest Bearing Deposit at Banks..……………………	18	--	18

Total interest income	$1,593	$1,204	$2,797

Interest paid on:
NOW deposits	13	6	19
Money market deposits	310	245	556
Savings deposits	1	--	1
Time deposits	100	93	193
Borrowed funds	(22)	1	(21)

Total interest expense	$402	$345	$47

Increase (decrease) in net interest income	$1,191	$859	$2,050

Deposits

The Bank offers a wide range of commercial and consumer interest bearing and non-interest bearing deposit accounts, including checking accounts, money market accounts, negotiable order of withdrawal (“NOW”) accounts, individual retirement accounts, certificates of deposit and regular savings accounts.  The sources of deposits are residents, businesses and employees of businesses within the Bank’s market area, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and advertisements published in the local media.  The Bank pays competitive interest rates on time and savings deposits.  In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank’s market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and similar items.

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Deposit Category
Non-interest bearing demand deposits	$ 4,635	-	$ 1,820	-
NOW and money market deposits	35,914	2.19%	14,191	1.51%
Savings deposits	162	0.62%	32	0.38%
Time deposits	11,548	2.83%	5,474	1.64%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2004 were as follows (in thousands):

Three months or less	$ 1,132
Over three months through six months	8,234
Over six months through twelve months	267
Over twelve months	-
Total	$ 9,633

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements. The average balance of borrowed funds was approximately $24,000 for the year ended December 31, 2004, compared to $664,000 for the year ended December 31, 2003.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.  Loans secured by real estate are the primary component of the Bank’s loan portfolio constituting approximately $54.6 million, or 90.24% of the Bank’s total loan loans as of December 31, 2004.  These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, including home equity lines of credit.

As of December 31, 2004, the Bank held approximately $4.3 million, or 7.12% of the Bank’s total loan portfolio, in commercial loans, excluding commercial loans secured by real estate included above.

Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank’s legal lending limits and which are potential deposit customers of the Bank.  This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes.  These loans include short-term lines of credit, short- to medium-term plant and equipment loans, loans for general working capital and letters of credit.

As of December 31, 2004, the Bank held approximately $1.6 million in consumer loans, representing 2.64% of the Bank’s total loans. The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

While risk of loss in the Bank’s loan portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Bank’s control, such as local, regional and/or national economic downturns.  General conditions in the real estate market may also impact the relative risk in the Bank’s real estate portfolio. The bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems.  All loan officers are charged with the responsibility of rating their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loan deteriorates.

The Bank’s loan approval policies provide for various levels of officer lending authority.  When the aggregate outstanding loans to a single borrower exceed that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Bank’s loan committee.  Individual officers’ lending limits range from $10,000 to $250,000, depending on security seniority and the type of loan.  The President and Executive Vice President each have a lending limit of $250,000 and jointly have a lending limit of $500,000.  The Bank’s Loan Committee, which consists of the President, Executive Vice President and three outside Directors, as well as two alternates which are also outside Directors, has a limit of $1,500,000.  Loans above $1,500,000 require approval by a majority of the full Board of Directors.

With respect to loans which exceed the Bank’s lending limits or established credit criteria, the Bank may originate the loan and sell it to another bank.  The Bank may also purchase loans originated by other banks.  Management of the Bank does not believe that loan purchase participations will necessarily pose any greater risk of loss than loans which the Bank originates.

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the two most recent fiscal years and the total amount of all loans for such periods:

	December 31
	2004	2003
	(In Thousands)
Type of Loan
Commercial	$ 4,308	$ 11,115
Real estate – construction	31,230	6,526
Real estate - other	23,344	9,370
Installment and consumer	1,597	2,237

Subtotal	$ 60,479	$ 29,248

Less:

Unearned income and deferred loan fees	-	-
Allowance for possible loan losses	(605)	(292)

Total (net of allowance)	$ 59,874	$ 28,956

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2004:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
(In thousands)
Commercial, financial and agricultural	$ 2,832	$ 1,476	$ -	$ 4,308
Real estate-construction	25,340	5,890	-	31,230
Total	$ 28,172	$ 7,366	$ -	$ 35,538

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2004 (in thousands):

Loans due after 1 year with predetermined interest rates	$5,586
Loans due after 1 year with floating interest rates	$1,780

At December 31, 2004, the Bank did not have any loans on a non-accrual basis or contractually past due 30 days or more.  The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business.  There were no non-accruing loans during 2004.

At December 31, 2004, there was one loan classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

December 31
	2004	2003
(Dollar amounts in thousands)
Allowance, beginning of year	$ 292	$ -
Charge-offs:
Commercial, financial and agricultural	-	-
Installment and consumer	-	-
Real estate	-	-
	-	-
Recoveries:
Commercial, financial and agricultural	-	-
Installment and consumer	-	-
Real estate	-	-
	-	-
Net (charge-offs) recoveries	-	-

Provision charged to operations	313	292

Allowance, end of year	$ 605	$ 292

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	0	0

Loan Loss Allowance

In the normal course of business, the Bank will recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $604,786 at December 31, 2004, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2004		2003
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Construction………………..	$ 312	51.6%	$ 111	38.0%
Consumer and installment. . .	16	2.7%	65	22.3%
Commercial………………...	43	7.1%	94	32.0%
Real Estate…………………	234	38.6%	22	7.5%

Total	$ 605		$ 292

 In evaluating the Bank’s allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions and the appraised value of collateral securing loans.  Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events.  Management’s evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

Investments

As of December 31, 2004, investment securities comprised approximately   8.66% of the Bank’s assets.  The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, and other taxable securities. The Bank also enters into federal funds transactions with its principal correspondent bank.  The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale.  The Bank has classified all of its investment securities as available for sale.

	December 31
	2004	2003
(Dollar amounts in thousands)
Obligations of U.S government agencies	$ 3,991	$ 6,527
Mortgage-backed securities	1,725	-
Corporate obligations	1,300	1,000

Total investment securities	$ 7,016	$ 7,527

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2004:

	Maturities of Investment Securities
	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years
	(In thousands)
Obligations of U.S. government agencies...	$ -	$ 3,484	$ 507	$ -
Mortgage-backed securities………………	-	-	1,725	-
Corporate obligations……………………..	-	-	-	1,300
Total	$ -	$ 3,484	$ 2,232	$ 1,300

	Weighted Average Yields
	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years
Obligations of U.S. government agencies	-	3.17%	5.50%	-
Mortgage-backed securities	-	-	4.00%	-
Corporate obligations	-	-	-	5.90%
Total weighted average yield	-	3.17%	4.34%	5.90%

With the exception of U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past three fiscal years.

	December 31
	2004	2003

Return on Average Assets	0.54%	(1.95%)
Return on Average Equity	3.13%	(8.31%)
Equity to Assets	13.54%	23.48%

Asset/Liability Management

It is the objective of the Bank to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan investment, borrowing and capital policies.  An investment committee is responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices.  It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.  Management of the Bank seeks to invest the largest portion of the Bank’s assets in commercial, consumer and real estate loans.

The Bank’s asset/liability mix is monitored on a daily basis and further evaluated with a monthly report that reflects interest-sensitive assets and interest-sensitive liabilities.  This report is prepared and presented to the Bank’s Board of Directors.  The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Company’s earnings.

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

The Bank sells loan participations to correspondent banks.  The Bank has established correspondent relationships with The Bankers Bank and Crescent Bank.  As compensation for services provided by a correspondent, the Bank maintains certain balances with such correspondent in both non-interest bearing and interest bearing accounts.

Data Processing

The Bank has entered into a data processing servicing agreement with Fiserv  Solutions, Inc., Atlanta, Georgia under which the Bank receives a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing.

Employees

As of March 1, 2005, the Bank had twenty-six full-time employees.  The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

Supervision and Regulation

Regulation of the Bank.  The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank’s operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia’s intra-county branching restrictions. Effective as of July 1, 1998, full statewide branching went into effect permitting Georgia banks to establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 (“FDICIA”) specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable, capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC’s insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank’s management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (“BIF”). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation (“FICO”) bond service obligation. Previously, only Savings Association Insurance Fund (“SAIF”) insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 3 cents per $100,000 of BIF insured deposits.

On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the “CRA”), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution’s market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank’s outstanding loans to low and moderate income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution’s record of investments in organizations designed to foster community development, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the “Federal Agencies”) responsible for implementing the nation’s fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

Regulation of the Company.  The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the “Act”) and the Georgia bank holding company law (the “Georgia Act”). As a bank holding company, the Company is required to file with the Federal Reserve Board (the “Board”) an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

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

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board’s guidelines. The. Board’s guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

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

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of three years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1998, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not “opted out” of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1998. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Reigle Community Development and Regulatory Improvement Act of 1994 (the “Improvement Act”) provides for the creation of a community development financial institutions’ fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

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

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank’s “covered transactions” (generally, any extension of credit) with any single affiliate to no more than 10% of a bank’s capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all. affiliates as a group.

Financial Services Modernization Act.  Congress enacted the Gramm-Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be “financial” in nature or “incidental” to such activities, as well as “complementary” activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be “closely related to banking.”

The Act applies to the activities of both state and national banks and their affiliates. The Federal Reserve Board (“FRB”) will act as the “umbrella regulator” for financial holding companies and state member banks and their activities; however, the FRB will be required to coordinate its activities with the OCC in the case of national banks and the FDIC in the case of state non-member banks.

Bank holding companies satisfying the criteria specified by the Act may become certified as financial holding companies by filing with the FRB. Bank holding companies and their affiliate banks may not participate in such financial affiliations unless the insured depository institutions are well capitalized and well managed and have satisfactory CRA ratings.

The Act lists various activities that are “financial” in nature and in which financial holding companies may engage, without approval, upon thirty days’ notice to the FRB. The listed activities include, among others: (i) underwriting, dealing in or making a market in securities; (ii) insurance underwriting and agency activities; (iii) providing financial, investment and economic advisory services; (iv) insurance company portfolio investment activities; and (v) merchant banking.

The Act further provides that a national bank may control a “financial subsidiary” or hold an interest in a “financial subsidiary” if the subsidiary engages only in activities that are “financial” in nature or incidental to a “financial” activity and in activities that are permitted for national banks to engage in directly, and the subsidiary does not engage in insurance underwriting, real estate development, or merchant banking. A “financial subsidiary” is any company that is controlled by one or more insured depository institutions other than a subsidiary that engages solely in activities permitted for national banks or a subsidiary that a national bank is specifically authorized to control by the express terms of a separate Federal statute.

A national bank may engage in these “financial” activities if: (i) the bank and each depository institution affiliate are well capitalized and well managed; (ii) aggregate total consolidated assets of all subsidiaries does not exceed the lesser of 45% of consolidated total assets of the parent bank or $50 billion; (iii) received OCC approval to engage in the activities; and (iv) satisfies CRA rating requirements.

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

ITEM 2.   DESCRIPTION OF PROPERTY

On September 9, 2002, the Company entered into a standard land sales agreement under which the Company agreed to purchase a 1.27 acre site (main office location in Dawson County) for a purchase price of $639,000.  The Company closed the purchase of the site on December 30, 2002, and conveyed the site to the Bank on April 15, 2003.

On November 4, 2002, the Company entered into a purchase and sale agreement under which the Company agreed to purchase a 1.7 acre site (branch office location in Forsyth County) for a purchase price of $800,000.  The Company closed the purchase of the site on January 30, 2003, and conveyed the site to the Bank on April 15, 2003.  In 2004, the Bank sold .23 acres of this property for $148,000.  The Bank’s cost basis was $110,134 resulting in a gain of $37,866.

The Bank constructed an 8,000 square foot, two story building on the Dawson County property (main office) for the Bank. The cost of construction of the main office building was approximately $1,406,249. The furniture, fixtures and equipment necessary for operation of the Bank’s main office cost approximately $527,517. Construction, equipping and occupancy of the main office by the Bank was completed on November 21, 2003. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and capitalization of the Bank.

The Bank constructed a 6,000 square foot, one-story building on the Forsyth County property (branch office) for the Bank. The cost of construction of the branch office building was approximately $1,072,310. The furniture, fixtures and equipment necessary for operation of the Bank’s branch office cost approximately $254,129. Construction, equipping and occupancy of the branch office by the Bank was completed on October 14, 2003. These costs were paid out of capital of the Bank provided by the Company from its initial stock offering and capitalization of the Bank.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company’s fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.

MARKET FOR ISSUER’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2004, 1,200,000 shares were outstanding to approximately 584 shareholders. There is no established trading market for the Company’s common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information relating to Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 28 through 35 of the Company’s 2004 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report and is attached hereto as Exhibit 13.2.

ITEM 7.

FINANCIAL STATEMENTS

The following consolidated financial statements, notes thereto and independent registered public accounting firm’s report thereon, dated February 25, 2005, appearing on pages 4 through 27 of the Company’s 2004 Annual Report to Shareholders, are incorporated by reference in this Form 10KSB Annual Report and are attached hereto as Exhibit 13.1.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Comprehensive Income (Loss) for the years ended

December 31, 2004 and 2003

Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to the Consolidated Financial Statements

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.

CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2004 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management noted no significant deficiencies in the design or operation of the Company’s internal control over financial reporting and the Company’s auditors were so advised.

ITEM 8B.  OTHER INFORMATION.

No other information to report.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 5, and under Non-Director Executive Officers of the Bank on page 7 of the Proxy Statement for Annual Meeting of Shareholders to be held April 19, 2005, which information is incorporated by reference in this Form 10-KSB Annual Report.  In addition, the information concerning compliance with Section 16(a) of the Exchange Act shown under Filings under Section 16(a) on page 13 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report.  The information in said Proxy Statement discloses that there were no reporting person delinquencies.

The Company’s Board of Directors has determined that one of the directors serving on the Company’s audit committee, Anna B. Williams, is an audit committee financial expert, as that term is defined under SEC Rules, and that Ms. Williams is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a code of ethics applicable to its principal executive officer and principal financial/accounting officer.

ITEM 10.

EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on pages 7 through 10 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 19, 2005, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 11 through 13 of the Proxy Statement for Annual Meeting of Shareholders to be held on April 19, 2005, is incorporated by reference in this Form 10-KSB Annual Report.

Equity Compensation Plans

The following table summarizes information as of March 1, 2005 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	355,000	$10.02/sh	60,000

Equity compensation plans not approved by security holders	--	--	--

Total	355,000	$10.02/sh	60,000

__________________________

(1)

The only plans are the Company’s 2003 Stock Option Plan and the Company’s Stock Warrant Plan, both of which were approved by the shareholders of the Company at the annual meeting held on April 19, 2004.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management, which appears on page 11 of the Proxy Statement for Annual Meeting of Shareholders to be held April 19, 2005, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 13.      EXHIBITS

1.

Financial Statements

The consolidated financial statements of the Company, notes thereto and independent registered public accounting firm’s report thereon, incorporated herein by reference from pages 4 through 27 of the Company’s 2004 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

The Management’s Discussion and Analysis of Financial Conditions and Results of Operations of the Company, incorporated by reference from pages 28 through 35 of the Company’s 2004 Annual Report to Shareholders, have been filed as Item 6 of Part II of this report and are attached hereto as Exhibit 13.2.

2.

Exhibits

Exhibit Number		Sequential Page

3.1	Articles of Incorporation(1)	--
3.2	Bylaws(1)	--
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 (1)	--
10.3*	Employment Agreement of John L. Lewis(1)	--
10.4*	Employment Agreement of Lynn Barron(1)	--
10.6*	Form of Warrant Agreement(1)	--
10.7*	2003 Stock Option Plan(2)	--
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(2)	--
10.9*	Stock Warrant Plan(3)	--
10.10*	Form of Stock Option Agreement(4)	--
10.11*	Employment Agreement of Spencer L. Strickland(4)	--
13.1	Financial Statements
13.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
14.1	Code of Ethics
21.1	Subsidiaries of the Company. The sole subsidiary of the Company is Mountain State Bank, Dawsonville, Georgia, which is wholly-owned by the Company.	--
24.1	Power of Attorney (included on the signatures page hereto).
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

________________________________________

*Indicates a compensatory plan or contract.

(1)Previously filed by the Company as an exhibit (with the same exhibit numbers as indicated herein) to the Company’s Registration Statement on Form SB-2 (Registration No. 333-100741) filed on October 25, 2002.

(2)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended June 30, 2003.

(3)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended September 30, 2003.

(4)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Annual Report on Form 10-KSB (Registration No. 000-50710) for the period ended December 31, 2003.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the Independent  Public Accountants, which appears on pages 14 and 15 of the Proxy Statement for Annual Meeting of Shareholders to be held April 19, 2005, is incorporated by reference in this Form 10-KSB Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN BANCSHARES, INC. By: s/John L. Lewis John L. Lewis President and C.E.O.
Date: March 29, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints John L. Lewis and Lynn Barron, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

s/John L. Lewis	Director; President and C.E.O.	March 29, 2005
John L. Lewis

s/Lynn Barron	Chief Financial Officer	March 29, 2005
Lynn Barron

_______________________	Director, Chairman	________, 2005
Ronald E. Anderson

s/Jerome L. Blankenship	Director	March 30, 2005
Jerome L. Blankenship

s/John F. Conway	Director	March 29, 2005
John F. Conway

s/Scott . Henson	Director	March 30, 2005
Scott Henson

s/Douglas B. Hiser	Director	March 30, 2005
Douglas B. Hiser

s/L. Carlos Rodriguez L. Carlos Rodrigues	Director	March 29, 2005

s/ Anna B. Williams	Director	March 30, 2005
Anna B. Williams

_________________________	Director	________, 2005
Donald Boggus

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.