Form 10QSB
period 2005-03-31
MOUNTAIN BANCSHARES INC
filed 2005-05-13
CIK 1200323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[X] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of     to

Commission File Number 333-100741.

MOUNTAIN BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

     Georgia

            43-1965029

(State or other Jurisdiction of

(I.R.S. Employer Identification Number)

Incorporation or Organization)

6602 Highway 53, East, Dawsonville, Georgia

(Address of Principal Executive Offices)

Issuer’s Telephone Number (706) 265-1001

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

YES  X   NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class

Outstanding at May 5, 2005

Common Stock, $5.00 Par Value

1,200,000

Transitional Small Business Disclosure Format:  YES

  NO

X

MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Part I. FINANCIAL INFORMATION

Item 1.

Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS

Cash and due from banks	$ 548,971	$ 1,399,688
Interest bearing deposits in banks	1,100,000	1,600,000
Federal funds sold	831,000	6,357,000
Securities available-for-sale	7,880,628	7,015,807
Loans, net of allowance for loan losses	70,562,449	59,873,861
Bank premises and fixed assets, net	4,414,008	4,455,926
Accrued interest receivable	380,032	290,721
Other assets	143,997	142,803

Total assets	$ 85,861,085	$ 81,135,806

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$ 6,116,237	5,824,435
Interest-bearing:
NOW accounts	2,600,195	2,142,749
Savings	274,664	249,155
Money market accounts	34,147,623	44,223,828
Time deposits of $100,000 and over	16,480,568	9,632,927
Other time deposits	14,775,264	7,833,489
Total deposits	74,394,551	69,906,583

Other liabilities	173,878	114,379

Total liabilities	74,568,429	70,020,962

Shareholders’ equity
Common stock, par value $5.00; 10,000,000 shares authorized;
1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in-capital	5,944,693	5,944,693
Accumulated deficit	(538,724)	(790,557)
Accumulated other comprehensive income (loss)	(113,313)	(39,292)
Total shareholders’ equity	11,292,656	11,114,844
Total liabilities and shareholders’ equity	$ 85,861,085	$ 81,135,806

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended March 31, 2005	Ended March 31, 2004
Interest income
Interest and fees on loans	$1,337,490	$ 662,557
Interest on taxable securities	71,749	63,210
Interest on Federal funds sold	10,401	11,956
Interest on deposits in banks	11,208	2,952
Total interest income	1,430,848	740,675

Interest expense
Interest on time deposits of $100,000 or more	78,927	24,437
Interest on other deposits	303,671	193,973
Interest on funds purchased and other borrowings	1,090	-
Total interest expense	383,688	218,410
Net interest income	1,047,160	522,265

Provision for loan losses	107,965	96,419

Net interest income after provision for loan losses	939,195	425,846

Noninterest income
Service charges on accounts	30,894	18,296
Mortgage brokerage income	118,163	15,811
Other Income	1,232	2,828
	150,289	36,935
Noninterest expense
Salaries and employee benefits	493,780	336,166
Occupancy expenses	103,237	84,095
Other expenses	204,834	89,951
	801,851	510,212

Income (loss) before income taxes	287,633	(47,431)

Income tax expense	35,800	-

Net income (loss)	$ 251,833	$ (47,431)

Net income (loss) per share of common stock
Basic	$ 0.21	$ (0.04)
Diluted	$ .21	$ (0.04)
Dividends per share of common stock	$ -	$ -

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	March 31, 2005	March 31, 2004

Net income (loss)	$ 251,833	$(47,431)

Unrealized holding gains and (losses) arising
during period, less reclassification adjustment
for gains and losses included in net loss,
net of tax	(74,021)	66,475

Comprehensive income (loss)	$ 177,812	$ 19,044

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities	$ 251,833	$ (47,431)
Net income (loss)
Adjustments to reconcile net loss
to net cash (used in) operating activities:
Depreciation	67,407	63,043
Provision for loan losses	107,965	96,419
Changes in assets and liabilities:
Increase in accrued interest receivable	(89,311)	(29,075)
Increase in accrued interest payable	37,401	22,411
Other assets and liabilities	20,904	25,455

Net cash provided by operating activities	396,199	130,822

Cash flows from investing activities
Decrease in deposits in other banks	500,000	-
Decrease in federal funds sold	5,526,000	1,716,000
Loan originations and collections, net	(10,796,553)	(9,753,441)
Purchases and proceeds of available-for-sale securities, net	(938,842)	(1,533,055)
Net additions to premises and equipment	(25,489)	(426,296)

Net cash used in investing activities	(5,734,884)	(9,996,792)

Cash flows from financing activities
Net increase in customer deposits	4,487,968	9,034,920

Net cash provided by financing activities	4,487,968	9,034,920

Net increase (decrease) in cash and due from banks	(850,717)	(831,050)

Cash and due from banks at beginning of period	1,399,688	1,024,845

Cash and due from banks at end of period	$ 548,971	$ 193,795

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(Unaudited)

Note 1 – Nature of Business and Basis of presentation

Business activity and basis of presentation

Mountain Bancshares, Inc. (the “Company”) is a Georgia corporation organized for the purpose of owning and controlling all of the capital stock of Mountain State Bank (the “Bank”). The Bank is organized under the laws of the State of Georgia to conduct general banking business. The Bank operates primarily in the Dawsonville, Georgia and surrounding area. The Company received regulatory approval to operate an insured institution from the FDIC on April 10, 2003, and the State of Georgia Department of Banking and Finance on April 10, 2003. In addition, the Company received approval from the Federal Reserve Bank of Atlanta to become a bank holding company on March 31, 2003.

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

The accompanying financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The balance sheet as of December 31, 2004 has been derived from the audited financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of March 31, 2005, 140,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

Note 1 – Nature of Business and Basis of presentation (continued)

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

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004

Net Income (loss) as reported	$ 251,833	$ (47,431)

(Loss) per share as reported
Basic:	$ .21	$ (0.04)
Diluted:	$ .21	$ (0.04)

Stock-based employee compensation cost included in net income (loss) as reported	$ -	$ -

Stock-based employee compensation cost based on fair-value method	$ -	$ -

Pro forma net income (loss) including stock-based compensation cost based on fair-value method	$ 251,833	$ (47,431)

Pro forma (loss) per share including stock-based compensation cost based on fair-value method
Basic:	$ .21	$ (0.04)
Diluted:	$ .21	$ (0.04)

Note 2 - Earnings (loss) per share

Earnings (loss) per share are calculated on the basis of the weighted average number of shares outstanding.  As the Company incurred a net loss for the three months ended March 31, 2004, diluted earnings (loss) per share have not been presented separately from basic earnings (loss) per share, as the effects would be anti-dilutive.  When dilutive, the Company utilizes the Treasury Stock Method in determining the effect of options and warrants to be included in the calculation.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2005
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
Basic EPS
Net Income (loss)	$ 51,833	1,200,000	$ 0.21

Diluted EPS
(diluted earning per share includes the Company’s outstanding stock options and warrants in the denominator)	$ 251,833	1,216,000	$ 0.21

	For the Three Months Ended March 31, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Net loss	$ (47,431)

Basic and Diluted EPS
Loss available to common shareholders’		1,200,000	$ (0.04)

Note 3 – Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 122(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.  The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

Item 2.

  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mountain Bancshares, Inc. (the “Company”) was incorporated under the laws of the State of Georgia to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended.  The Company is a one-bank holding company and owns 100% of the issued and outstanding stock of Mountain State Bank (the “Bank”), an independent, locally owned state-chartered commercial bank. The Bank has locations in Dawsonville, Georgia and in Cumming, Georgia.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 122(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.  The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.  The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

RESULTS OF OPERATIONS

Overview

Until April 15, 2003 the Company’s principal activities related to its organization, the conducting of its common stock offering, the pursuit of approvals from regulatory agencies for the chartering and operation of the subsidiary bank, and for approval from the Federal Deposit Insurance Corporation for insurance of the deposits of the Bank. The Company received approval from the Georgia Department of Banking and Finance on April 10, 2003, and received approval from the FDIC on April 10, 2003. The Bank opened for business on April 15, 2003.

The Company completed its stock offering during the second quarter of 2003. The Company sold 1,200,000 shares of common stock at $10 per share, for total gross proceeds of $12.0 million. The net proceeds to the Company after direct offering expenses were approximately $11.95 million. The Company capitalized the Bank with $11.4 million.

The Company’s net income was $251,833 for the first quarter of 2005, compared to a loss of $47,431 for the first quarter of 2004, an increase of 631%.  Basic and diluted earnings per share were $0.21 for the first quarter of 2005, compared to a basic and diluted loss per share of $0.04 for the first quarter of 2004.

The Company’s return on average assets was 1.21% (annualized) for the three months ended March 31, 2005, compared to (0.38)% (annualized) for the three months ended March 31, 2004.  The Company’s return on average equity for the three months ended March 31, 2005 was 8.98% (annualized) compared to (1.75)% (annualized) for the three months ended March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).  Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities. Interest income for the three months ended March 31, 2005 was $1,430,848, an increase of $690,173 (93.2%) from $740,675 for the three months ended March 31, 2004.  The increase in interest income primarily resulted from increased loan volume and increased yields on earning assets.  Interest income and fees on loans was $1,337,490 for the three months ended March 31, 2005, an increase of $674,933 (101.9%) from $662,557 for the three months ended March 31, 2004.  The Bank’s opportunity to increase the investment in loans continues to be primarily attributable to the Bank’s growth in the Dawson and Forsyth County market areas.

Interest expense for the three months ended March 31, 2005 was $383,688, an increase of $165,278 (75.7%) from $218,410 for the three months ended March 31, 2004.  The overall cost of funds for the three months ended March 31, 2005 was 2.23% compared to 2.09% for the three months ended March 31, 2004.

Provision for Loan Losses

The provision for loan losses was $107,965 for the three months end March 31, 2005, compared to $96,419 for the three months ended March 31, 2004, representing an increase of $11,546.  This increase is a result of management’s analysis of the adequacy of the allowance for loan losses and the continued growth of the loan portfolio.

Non-interest Income

Non-interest income for the three months ended March 31, 2005 was $150,289, an increase of $113,354 (307%) from $36,935 for the three months ended March 31, 2004.  Service charges on deposit accounts were $30,894 for the three months ended March 31, 2005, an increase of $12,598 (68.9%) from $18,296 for the three months ended March 31, 2004.  Mortgage brokerage income was $118,163 for the three months ended March 31, 2005, an increase of $102,352 (647%) from $15,811 for the three months ended March 31, 2004.

Non-interest Expense

Non-interest expense for the three months ended March 31, 2005 was $801,851, an increase of $291,639     (57.2%) from $510,212 for the three months ended March 31, 2004.  Salary and employee benefit costs were $493,780 for the three months ended March 31, 2005, an increase of $157,614 (46.9%) from $336,166 for the three months ended March 31, 2004. These increases are primarily the result of the hiring additional staff and higher commissions expense due to loan growth and mortgage brokerage operations.  The Bank’s staff increased from twenty-two to twenty six full time employees. Occupancy expenses and other non-interest expense for the three months ended March 31, 2005 increased by $134,025  (77.0%) to $308,071 from $174,046 for the three months ended March 31, 2004.  This increase was primarily a result of the continued expansion and growth of the Bank.

Income Taxes

The Company and Bank incurred a consolidated net income for the three months ended March 31, 2005. The Company has a net operating loss carry forward of approximately $183,000 available to offset future taxable income. The Company has applied this net operating loss to the taxable income incurred through the three months ending March 2005, resulting in $35,800 in tax expense for the three months ended March 31, 2005.

REVIEW OF FINANCIAL CONDITION

Overview

Total consolidated assets at March 31, 2005 were $85,861,085, an increase of $4,725,279 (5.8%) from December 31, 2004 total consolidated assets of $81,135,806, and an increase of $31,160,208 (57.0%) from March 31, 2004 total consolidated assets of $54,700,877.  Total loans, net of allowance for loan losses, were $70,562,449 at March 31, 2005 compared to $59,873,861 at December 31, 2004 and $38,612,894 at March 31, 2004, an increase of $10,688,588 (17.9%) and $31,949,555 (82.7%), respectively.  The increase continues to be primarily attributable to the company’s growth in the Dawson and Forsyth County, Georgia market areas. Loans are the highest yielding component of interest-earning assets.  At March 31, 2005, loans represented 87.8% of interest-earning assets compared to 80.0% at December 31, 2004, and 78.0% at March 31, 2004.  Investments in securities at March 31, 2005 were $7,880,628, an increase of $864,821 (12.3%) from $7,015,807 at December 31, 2004, and a decrease of $1,179,754 (13.0%) from $9,060,382 at March 31, 2004.  Interest-bearing deposits at March 31, 2005 were $68,278,314, an increase of $4,196,166 (6.5%) from the December 31, 2004 balance of $64,082,148, and an increase of $27,299,175 (66.6%) from the March 31, 2004 balance of $40,979,139.  The Bank’s balance of Federal funds sold were $831,000 at March 31, 2005, which represents a decrease of $5,526,000 (86.9%) from the Bank’s December 31, 2004 balance of $6,357,000 and a decrease of $979,000 (54.1%) from the March 31, 2004 balance of $1,810,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition is discussed in detail below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio.  The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers.  The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

The Bank had not identified any non-performing assets as of March 31, 2005 or December 31, 2004.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.  The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. During the quarter ended March 31, 2005, management determined that the allowance for loan losses should be increased through a provision for loan losses of $107,965.  The allowance for loan losses was $712,752 at March 31, 2005.  The ratio of the allowance for loan losses to total gross loans was 1.0% at March 31, 2005, 1.0% at December 31, 2004, and 1.0% at March 31, 2004.  Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis.  These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses and dividends.  The Bank does not anticipate any events, which would require liquidity beyond that which is available through deposit growth, federal funds balances, warehouse lines and other funding sources or investment portfolio maturities.  The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Management believes that the Bank’s liquidity remains adequate to meet operating and loan funding requirements.  The Bank’s liquidity ratio at March 31, 2005 was 13.78%, compared to 23.26% at December 31, 2004, and 25.18% at March 31, 2004.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.  Federal banking regulations establish certain capital adequacy standards that banks are required to maintain.  These regulations set minimum requirements for risk-based capital of 4% for core capital (“Tier I”), 8% for total risk-based capital and 4% for the leverage ratio.  At March 31, 2005, the Bank’s Tier I risk-based capital was 14.15% and total risk-based capital was 15.04%, compared to 15.20% and 16.04% at year-end December 31, 2004, respectively.  At March 31, 2005, the Bank’s leverage ratio was 13.90% compared to 14.93% at December 31, 2004.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments, which are not reflected in the financial statements.  These instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at March 31, 2005 and December 31, 2004.

	At March 31, 2005	At December 31, 2004
	(In thousands)

Commitments to extend credit	$ 26,214,000	$15,915,912
Standby letters of credit	150,000	60,000

	$ 26,364,000	$15,975,912

Cautionary Note Regarding Forward-Looking Statements

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to stockholders.  Such forward-looking statements are made based on management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II

OTHER INFORMATION

Item 6.

Exhibits

Exhibit Numbers		Sequential Page Numbers

3.1	Articles of Incorporation(1)	--
3.2	Bylaws(1)	--
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1(1)	--
10.3*	Employment Agreement of John L. Lewis(1)	--
10.4*	Employment Agreement of Lynn Barron(1)	--
10.6*	Form of Warrant Agreement(1)	--
10.7*	2003 Stock Option Plan(2)	--
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(2)	--
10.9*	Stock Warrant Plan(3)	--
10.10*	Form of Stock Option Agreement(4)	--
10.11*	Employment Agreement of Spencer L. Strickland(4)	--
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	20
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	21
32.1	Section 1350 Certifications	22

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

Mountain Bancshares, Inc.

By:

/s/ John L. Lewis

May  9 , 2005

John L. Lewis

Date

President and Chief Executive Officer

(principal executive officer)

By:

/s/ Lynn H. Barron

May   9, 2005

Lyn H. Barron

Date

Chief Financial Officer

(Principal financial and accounting officer)