Form 10QSB
period 2005-06-30
MOUNTAIN BANCSHARES INC
filed 2005-08-15
CIK 1200323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Outstanding at  July 31, 2005___

Common Stock, $5.00 Par Value

1,200,000

Transitional Small Business Disclosure Format:  YES

  NO

X

MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three and Six Months ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2005 and 2004	5

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 6.	Exhibits	15

	SIGNATURES	17

Item 1. Financial Statements

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$ 2,252,249	$ 1,399,688
Interest bearing deposits in banks	1,100,000	1,600,000
Federal funds sold	208,000	6,357,000
Securities available-for-sale	8,364,491	7,015,807
Loans, net of allowance for loan losses	75,883,355	59,873,861
Bank premises and fixed assets	4,396,397	4,455,926
Accrued interest receivable	400,474	290,721
FHLB stock	162,100	--
Deferred tax asset	294,743	--
Other assets	317,044	142,803

Total assets	$ 93,378,853	$ 81,135,806

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$ 7,552,082	$ 5,824,435
Interest-bearing
NOW accounts	3,886,990	2,142.749
Savings	161,731	249,155
Money market accounts	30,382,245	44,223,828
Time deposit of $100,000 and over	22,005,031	9,632,927
Other time deposits	17,178,042	7,833,489
Total deposits	81,166,121	69,906,583

Other liabilities	444,153	114,379

Total liabilities	81,610,274	70,020,962

Shareholders’ equity

Common stock, par value $5.00; 10,000,000 shares authorized; 1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in capital	5,944,693	5,944,693
Accumulated deficit	(109,820)	(790,557)
Accumulated other comprehensive loss	(66,294)	(39,292)
Total shareholders’ equity	11,768,579	11,114,844
Total liabilities and shareholders’ equity	$93,378,853	$81,135,806

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars in thousands, except per hare amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income
Interest and fees on loans	$ 1,537	$ 781	$ 2,875	$ 1,433
Interest on taxable securities	72	78	144	144
Interest on nontaxable securities	4	--	4	--
Interest on Federal funds sold	21	4	31	16
Interest on deposits in banks	9	--	20	--
Total interest income	1,643	863	3,074	1,603

Interest expense
Interest on time deposits of $100,000 or more	177	23	256	47
Interest on other deposits	348	218	652	412
Interest on funds purchased and other borrowings	1	--	2	--
Total interest expense	526	241	910	459

Net interest income	1,117	622	2,164	1,144

Provision for loan losses	54	81	162	177

Net interest income after provision for loan losses	1,063	541	2,002	967

Noninterest income	32	29	63	48
Service charges on deposits	2	35	3	38
Other income/loss	118	88	236	104
Mortgage brokerage income	152	152	302	190

Noninterest expense
Salaries and employee benefits	532	388	1,026	724
Occupancy expenses	115	94	218	175
Other expenses	230	165	435	260
	877	647	1,679	1,159

Income (loss) before taxes	338	46	625	(2)

Income tax expense (benefit)	(92)	--	(56)	--

Net income (loss)	$ 430	$ 46	$ 681	$ (2)

Net income per share of common stock
Basic	$ 0.36	$ 0.03	$ 0.57	$ 0.00
Diluted	$ 0.35	$ 0.03	$ 0.56	$ 0.00
Dividends per share of common stock	$ --	$ --	$ --	$ --

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$ 430	$ 46	$ 681	$ (2)

Unrealized holding gains and (losses) arising during period, less reclassifications adjustment for gains and losses included in net income, net of tax	47	(153)	(27)	(86)

Comprehensive income (loss)	$ 477	$ (107)	$ 654	$ (88)

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2005	2004

Cash flows from operating activities	$ 681	$ (2)
Net Income
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136	129
Provision for loan losses	162	177
Changes in assets and liabilities:
Increase in accrued interest receivable	(110)	(56)
Increase in accrued interest payable	71	7
Other assets and liabilities	(176)	(401)

Net cash provided by (used in) operating activities	764	(146)

Cash flows from investing activities
Decrease in deposits in other banks	500	--
Decrease in federal funds sold	6,149	2,138
Loan originations and collections, net	(16,172)	(17,725)
Purchases and proceeds of securities	(1,572)	(515)
Net additions to premises and equipment	(77)	(347)

Net cash used in investing activities	(11,172)	(16,449)

Cash flows from financing activities
Net increase in deposits	11,260	16,871

Net cash provided by financing activities	11,260	16,871

Net increase in cash and due from banks	852	276

Cash and due from banks at beginning of period	1,400	1,025

Cash and due from banks at end of period	$2,252	$1,301

See Notes to Condensed Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

Note 1 - Nature of Business and Basis of presentation

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

The financial statements as of June 30, 2005 and for the six months and three months ended June 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The balance sheet as of December 31, 2004 has been derived from the audited financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004.

The financial information included herein reflects all normal recurring adjustments, which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of June 30, 2005, 150,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

In addition, as part of the common stock offering completed by the Company, the Company granted to each of the Company organizers one warrant for each share of common stock purchased by the organizer in the offering. The Company granted 205,000 warrants to the organizers. The Company has reserved 205,000 shares of common stock for the exercise of warrants.

Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method (dollar in thousands, except per share amounts.)

Note 1 – Nature of Business and Basis of presentation (continued)

	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2004
Net income (loss) as reported	$ 681	$ 430	$ (2)	$ 46

Income (loss) per share as reported
Basic:	$ 0.57	$ 0.36	$ (0.00)	$ 0.03
Diluted:	$ 0.56	$ 0.35	$ (0.00)	$ 0.03

Stock-based employee compensation cost included in net income (loss) as reported	$ --	$ --	$ --	$ --

Stock-based employee compensation cost based on fair-value method	$ 31	$ 31	$ --	$ --

Pro forma net income (loss) including stock-based compensation cost based on fair-value method	$ 650	$ 399	$ (2)	$ 46

Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$ 0.54	$ 0.33	$ (0.00)	$ 0.03
Diluted:	$ 0.53	$ 0.32	$ (0.00)	$ 0.03

Note 2 - Earnings (loss) per share

Earnings (loss) per share are calculated on the basis of the weighted average number of shares outstanding.  As the Company has granted stock options and warrants to certain officers and directors of the Company or the Bank, diluted earnings per share have been presented in the Statements of Income.  The Company utilizes the Treasury-stock method in computing diluted earnings per share.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2005
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net Income (loss)	$ 680,737	1,200,000	$ 0.57

Diluted EPS

(diluted earning per share includes the Company’s outstanding stock options and warrants in the denominator)	$ 680,737	1,216,143	$ 0.56

	For the Six Months Ended June 30, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net Income (loss)	$ (2)	1,200,000	$ 0.00

Diluted EPS

(diluted earning per share includes the Company’s outstanding stock options and warrants in the denominator)	$ (2)	1,200,000	$ 0.00

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

Note 3 – Impact of Recently Issued Accounting Standards (continued)

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The Bank operates, as a locally owned bank that targets the banking needs of individuals and small to medium-sized businesses by emphasizing personal service. The Bank offers a full range of deposit and lending services and is a member of an electronic banking network that enables its customers to use the automated teller machines of other financial institutions. In addition, the Bank offers commercial and business credit services, as well as various consumer credit services, including home mortgage loans, automobile loans, lines of credit, home equity loans and home improvement loans.

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

The allowance for loan losses represents an estimation made pursuant to Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, and SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

Results of Operations

Overview

The Company’s net income was $428,904 for the second quarter of 2005, compared to $46,160 for the second quarter of 2004, an increase of 829.2%.  Basic earnings per share were $0.36 for the second quarter of 2005, compared to $0.03 for the second quarter of 2004.

The Company’s net income was $680,737 for the six months ended June 30, 2005, compared to a loss of ($2,000) for the six months ended June 30, 2004.  Basic earnings per share were $0.57 for the six months ended June 30, 2005, compared to $0.00 for the six months ended June 30, 2004.

The Company’s return on average assets was 1.88% (annualized) for the three months ended June 30, 2005, compared to 0.31% (annualized) for the three months ended June 30, 2004.  The Company’s return on average equity for the three months ended June 30, 2005 was 15.05% (annualized) compared to 1.74% (annualized) for the three months ended June 30, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $1,117,645 for the quarter ended June 30, 2005, an increase of $495,679 (79.7%) over net interest income of $621,966 for the quarter ended June 30, 2004. Net interest income was $2,164,805 for the six months ended June 30, 2005, an increase of $1,020,574 (89.2%) over net interest income of $1,144,231 for the six months ended June 30, 2004.  This increase was primarily the result of an increase in the yields on earning assets from 6.41% to 7.73% and an increase in interest-earning assets.  Interest-earning assets were $86,384,445 at June 30, 2005 compared to $75,351,455 at December 31, 2004, an increase of $11,032,990 (14.6%).  Loans are the highest yielding component of interest-earning assets.  Total loans, net of the allowance for loan losses, were $75,883,355 at June 30, 2005 compared to $59,873,861 at December 31, 2004, an increase of $16,009,494 (26.7%). The increase in loans continues to be primarily attributable to a strong economy in our local market, and is attributable to the addition of two lending officers.

Interest Income

Interest income for the three months ended June 30, 2005 was $1,643,593, an increase of $780,861 (90.51%) from $862,732 for the three months ended June 30, 2004.  For the six months ended June 30, 2005, interest income was $3,074,442 an increase of $1,471,035 (91.7%) from $1,603,407 for the six months ended June 30, 2004. The increase in interest income primarily resulted from an increased yield on loans.  Interest and fees on loans was $1,537,254 for the three months ended June 30, 2005, an increase of $756,353 (96.9%) from $780,901 for the three months ended June 30, 2004.  For the six months ended June 30, 2005, interest and fees on loans was $2,874,745, an increase of $1,431,286 (99.2%) from $1,443,459 for the six months ended June 30, 2004.

Interest Expense

Interest expense for the three months ended June 30, 2005 was $525,949, an increase of $285,183 (118.4%) from $240,766 for the three months ended June 30, 2004.  Interest expense for the six months ended June 30, 2005 was $909,637, an increase of $450,461 (98.1%) from $459,176 for the six months ended June 30, 2004.  The Bank has experienced a significant increase in the amount of interest-bearing deposits from June 30, 2004 to June 30, 2005.  The cost of funds increased from June 30, 2004 to June 30, 2005.  Interest expense on these deposits has increased due to increased competition in the local market and a national rising interest rate environment.

Non-interest Income

Non-interest income for the three months ended June 30, 2005 was $151,654 a decrease of $1,008 (0.7%) from $152,662 for the three months ended June 30, 2004.  Non-interest income for the six months ended June 30, 2005 was $301,942, an increase of $112,346 (59.3%) from $189,596 for the six months ended June 30, 2004. Service charges on deposit accounts were $32,565 for the three months ended June 30, 2005, an increase of $3,144 (10.7%) from $29,421 for the three months ended June 30, 2004.  Service charges on deposit accounts were $63,459 for the six months ended June 30, 2005, an increase of $15,742 (33.0%) from $47,717 for the six months ended June 30, 2004.  Mortgage brokerage income was $117,378 for the three months ended June 30, 2005, an increase of $29,068 (32.9%) from $88,310 for the three months ended June 30, 2004. Mortgage brokerage income for the six months ended June 30, 2005 was $235,541 an increase of $131,420 (126.2%) from $104,121 for the six months ended June 30, 2004. The increase in mortgage income is a result of adding a second mortgage originator in 2005.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2005 was $877,681 an increase of $230,042 (35.5%) from $647,639 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 and 2004, non-interest expense was $1,678,531 and $1,159,824, respectively, with 2005 representing an increase of 44.7% over 2004.  Salary and employee benefit costs were $532,616 for the three months ended June 30, 2005, an increase of $144,636 (37.3%) from $387,980 for the three months ended June 30, 2004.  Salary and employee benefit costs were $1,026,396 for the six months ended June 30, 2005, an increase of $302,250 (41.7%) from $724,146 for the six months ended June 30, 2004. These increases are primarily the result of the Bank paying increased incentives to sales personnel for loan, deposit, and mortgage brokerage volumes and the increase in staff size.  Occupancy expenses and other non-interest expenses for the three months ended June 30, 2005 increased by $85,406 (32.9%) to $345,065 from $259,659 during the three months ended June 30, 2004.  This increase was primarily a result of higher costs for data processing, data and communications lines, audit and accounting, as well as higher marketing expenditures.

Income Taxes

The Company and Bank incurred a consolidated net income for the three and six months ended June 30, 2005.  The Company has a net operating loss carryfoward of approximately $183,000 available to offset future taxable income.  The Company has applied this net operating loss to the taxable income incurred through the three and six month periods ending June 30, 2005.  Current tax expense for the six months ending June 30, 2005 was $205,360.  At June 30, 2005 the Company recognized a deferred tax benefit of $260,593, related to the deferred tax asset for the allowance for loan losses.  At December 31, 2004, the Company had provided for a full valuation allowance with respect to this asset.  At June 30, 2005 management evaluated the reliability of this asset and determined it more likely than not that the Company will fully utilize this asset.  Accordingly, a deferred tax benefit of $260,593 was recorded to reduce the valuation allowance to zero.

Financial Condition

Overview

Total consolidated assets at June 30, 2005 were $93,378,853, an increase of $12,243,047 (15.1%) from December 31, 2004 total consolidated assets of $81,135,806, and an increase of $30,977,874 (49.6%) from June 30, 2004 total consolidated assets of $62,400,979.  At June 30, 2005, loans represented 87.8% of interest-earning assets compared to 80.0% at December 31, 2004, and 83.1% at June 30, 2004.  Investments in securities at June 30, 2005 were $8,364,491, an increase of $1,348,684 (19.2%) from $7,015,807 at December 31, 2004.  Interest-bearing deposits at June 30, 2005 were $73,614,039, an increase of $9,531,891 (14.9%) from the December 31, 2004 balance of $64,082,148, and an increase of $26,437,932 (56.0%) from the June 30, 2004 balance of $47,176,107.  The Bank’s balance of federal funds purchased was $208,000 at June 30, 2005, which represents a decrease of $6,149,000 (96.7%) from the December 31, 2004 balance of $6,357,000 and a decrease of $1,180,000 (85.0%) from the June 30, 2004 balance of $1,388,000.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

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

The Bank had not identified any non-performing assets as of June 30, 2005 or December 31, 2004.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the six months ended June 30, 2005, management determined that the allowance for loan losses should be increased through a provision for loan losses of $161,712.  The allowance for loan losses was $766,499 at June 30, 2005.  The ratio of the allowance for loan losses to total gross loans was 1.0% at June 30, 2005 and 1.0% at December 31, 2004.  Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements.  The Bank’s liquidity ratio at June 30, 2005 was 14.56%, compared to 23.26% at December 31, 2004 and 20.73% at June 30, 2004.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.  Federal banking regulations establish certain capital adequacy standards required to be maintained by banks.  These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio.  At June 30, 2005, the Bank’s Tier 1 risk-based capital was 13.75% and total risk-based capital was 14.65%, compared to 15.20% and 16.04% at December 31, 2004, respectively.  At June 30, 2005, the Bank’s Tier 1 leverage ratio was 12.85% compared to 14.93% at December 31, 2004.

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

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2005 and December 31, 2004.

	At June 30, 2005	At December 31, 2004
(In thousands)

Commitments to extend credit	$ 25,761,757	$ 15,915,912
Standby letters of credit	272,800	60,000

	$ 26,034,557	$ 15,975,912

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

Item 3. Controls and Procedures.

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II

OTHER INFORMATION

Item 6.

Exhibits

Exhibit Numbers		Sequential Page Numbers

3.1	Articles of Incorporation(1)	--
3.2	Bylaws(1)	--
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1(1)	--
10.3*	Employment Agreement of John L. Lewis(2)	--
10.4*	Change in Control Agreement of Lynn Barron(3)	--
10.6*	Form of Warrant Agreement(1)	--
10.7*	2003 Stock Option Plan(4)	--
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(4)	--
10.9*	Stock Warrant Plan(5)	--
10.10*	Form of Stock Option Agreement(6)	--
10.11*	Employment Agreement of Spencer L. Strickland(7)	--
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer	18
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	19
32.1	Section 1350 Certifications	20

________________________________________

*Indicates a compensatory plan or contract.

(1)Previously filed by the Company as an exhibit (with the same exhibit numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (Registration No. 333-100741) filed on October 25, 2002.

(2)Previously filed by the Company as an exhibit (with Exhibit Number 10.1) to the Company’s Current Report on Form 8-K (Registration No. 000-50710), filed on August 2, 2005.

(3)Previously filed by the Company as an exhibit (with Exhibit Number 10.1) to the Company’s Current Report on Form 8-K (Registration No. 000-50710), filed on August 9, 2005 and accepted on said date at 11:02 a.m.

(4)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended June 30, 2003.

(5)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Quarterly Report on Form 10-QSB (Registration No. 333-100741) for the period ended September 30, 2003.

(6)Previously filed by the Company as an exhibit (with the same exhibit number as indicated herein) to the Company’s Annual Report on Form 10-KSB (Registration No. 000-50710) for the period ended December 31, 2003.

(7)Previously filed by the Company as an exhibit (with Exhibit Number 10.1) to the Company’s Current Report on Form 8-K (Registration No. 000-50710), filed on August 9, 2005 and accepted on said date at 10:40 a.m.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mountain Bancshares, Inc.

By:

/s/ John L. Lewis

August 15, 2005

John L. Lewis

Date

President and Chief Executive Officer

(principal executive officer)

By:

/s/ Lynn H. Barron

August 15, 2005

Lynn H. Barron

Date

Chief Financial Officer

(Principal financial and accounting officer)