Form 10QSB
period 2005-09-30
MOUNTAIN BANCSHARES INC
filed 2005-11-14
CIK 1200323

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[  ]

Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period of     to

Commission File Number 000-50710

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

Outstanding at November 10, 2005

Common Stock, $ 5.00 Par Value

1,220,000 shares

Transitional Small Business Disclosure Format:  YES

  NO

X

MOUNTAIN BANCSHARES, INC.

Form 10-QSB

Index

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004, and the Nine Months Ended September 30, 2005 and 2004	4

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2005 and 2004, and the Nine Months Ended September 30, 2005 and 2004	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 6.	Exhibits	18

	SIGNATURES	19

	EXHIBIT INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MOUNTAIN BANCSHARES, INC.
Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$ 1,379,087	$ 1,399,688
Interest bearing deposits in banks	3,100,000	1,600,000
Federal funds sold	13,578,000	6,357,000
Securities available-for-sale	13,131,066	7,015,807
Loans, net of allowance for loan losses	87,670,727	59,873,861
Bank premises and fixed assets	4,348,784	4,455,926
Accrued interest receivable	462,417	290,721
Deferred tax asset, net	339,511	-
Federal Home Loan Bank Stock	162,100	-
Other assets	174,128	142,803
Total assets	$ 124,345,820	$ 81,135,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$ 7,608,722	$ 5,824,435
Interest-bearing:
NOW accounts	4,572,247	2,142,749
Savings	171,188	249,155
Money market accounts	39,375,322	44,223,828
Time deposits of $100,000 and over	39,292,554	9,632,927
Other time deposits	20,879,761	7,833,489
Total deposits	111,899,794	69,906,583

Other liabilities, borrowings and retail agreements	466,252	114,379
Total liabilities	112,366,046	70,020,962
Shareholders’ equity
Common stock, par value $5.00; 10,000,000 shares authorized; 1,200,000 shares issued and outstanding	6,000,000	6,000,000
Additional paid-in-capital	5,944,693	5,944,693
Retained Earnings (Accumulated Deficit)	109,661	(790,557)
Accumulated other comprehensive income (loss)	(74,580)	(39,292)
Total shareholders’ equity	11,979,774	11,114,844
Total liabilities and shareholders’ equity	$ 24,345,820	$ 81,135,806

MOUNTAIN BANCSHARES, INC. Condensed Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
Interest income
Interest and fees on loans	$ 1,742	$ 969	$ 4,617	$ 2,412
Interest on taxable securities	82	79	226	223
Interest on nontaxable securities	11	-	15	-
Interest on Federal funds sold	58	5	89	21
Interest on deposits in banks	13	-	33	-
Total interest income	1,906	1,053	4,980	2,656
Interest expense
Interest on time deposits of $100,000 or more	307	29	563	76
Interest on other deposits	422	247	1,074	659
Interest on funds purchased and other borrowings	2	2	4	2
Total interest expense	731	278	1,641	737

Net interest income	1,175	775	3,339	1,919
Provision for loan losses	119	64	281	241

Net interest income after provision for loan losses	1,056	711	3,058	1,678

Non-interest income
Service charges on deposits	43	30	106	78
Other income/(loss)	-	2	3	40
Mortgage brokerage income	124	65	360	169
	167	97	469	287
Non-interest expense
Salaries and employee benefits	551	419	1,577	1,143
Occupancy expenses	118	100	336	275
Other expenses	221	155	656	415
	890	674	2,569	1,833
Income before income taxes	333	134	958	132
Income tax expense	114	-	58	-
Net income	$ 219	$ 134	$ 900	$ 132

Net income per share of common stock
Basic	$ 0.18	$ 0.11	$ 0.75	$ 0.11
Diluted	$ 0.18	$ 0.09	$ 0.74	$ 0.09

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$219	$134	$900	$132

Unrealized holding gains and (losses) arising
during period, less reclassifications adjustment
for gains and losses included in net income,
net of tax	(8)	82	(35)	(5)

Comprehensive income	$211	$216	$865	$127

See Notes to Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net income	$ 900	$ 132
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation and amortization	208	194
Provision for loan losses	281	241
Changes in assets and liabilities:
Increase in accrued interest receivable	(172)	(106)
Increase in accrued interest payable	115	11
Other assets and liabilities, net	(110)	(246)
Net cash provided by (used in) operating activities	1,222	226

Cash flows from investing activities
Decrease (Increase) in federal funds sold	(7,221)	2,706
Loan originations and collections, net	(28,078)	(24,379)
Purchases and proceeds of securities	(6,337)	(586)
Decrease (Increase) in deposits at Banks	(1,500)	-
Net additions to premises and equipment	(100)	(41)
Net cash (used in) investing activities	(43,236)	(22,300)

Cash flows from financing activities
Net increase in customer deposits	41,993	22,615
Net cash provided by financing activities	41,993	22,615

Net increase (decrease) in cash and due from banks	(21)	541

Cash and due from banks at beginning of period	1,400	1,025

Cash and due from banks at end of period	$ 1,379	$ 1,566

See Notes to Consolidated Financial Statements.

MOUNTAIN BANCSHARES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

(Unaudited)

Note 1 - Basis of presentation

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

The financial statements as of September 30, 2005 and for the nine months and three months ended September 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Stock Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method. The Company has a stock option plan for eligible directors, officers, and key employees of the Company and subsidiary Bank. The Company has reserved 200,000 shares of common stock for the plan. As of September 30, 2005, 150,000 options to purchase one share each of common stock have been granted under the plan. Additionally, 10,000 Non-Qualified options have been granted to purchase one share each of common stock.

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

Stock Based Compensation (continued)

Presented below is certain actual financial information of the Company with comparative pro forma information determined as if the Company had accounted for the stock-based compensation for the periods presented utilizing the fair-value method provided for in Statement of Financial Accounting Standards No. 123 (dollars in thousands, except per share amounts.)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported	$ 219	$134	$900	$132

Earnings per share as reported
Basic:	$ 0.18	$0.11	$0.75	$0.11
Diluted:	$ 0.18	$0.09	$0.74	$0.09

Stock-based employee compensation cost included in net income as reported	$ 0	$0	$0	$0

Stock-based employee compensation cost based on fair-value method	$ 33	$ 0	$64	$0

Pro forma net income including stock-based compensation cost based on fair-value method	$ 186	$134	$836	$132

Pro forma earnings per share including stock-based compensation cost based on fair-value method
Basic:	$0.16	$0.11	$0.70	$0.11
Diluted:	$0.15	$0.09	$0.68	$0.09

Note 2 - Earnings per share

Earnings (loss) per share are calculated on the basis of the weighted average number of shares outstanding.  As the Company has granted stock options to certain officers with the Company or the Bank, diluted earnings per share have been presented in the Statements of Income.

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30, 2005
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income	$ 219,381	1,200,000	$ 0.18

Diluted EPS
Income available to common shareholders and assumed conversions	$ 219,381	1,231,545	$ 0.18

	For the Three Months Ended September 30, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount
Basic EPS
Net income	$ 134,425	1,200,000	$ 0.11

Diluted EPS
Income available to common shareholders and assumed conversions	$ 134,425	1,545,000	$ 0.09

Note 2 - Earnings per share (continued)

	For the Nine Months Ended September 30, 2005
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income	$ 900,118	1,200,000	$ 0.75

Diluted EPS
Income available to common shareholders and assumed conversions	$ 900,118	1,221,229	$ 0.74

	For the Nine Months Ended September 30, 2004
	Numerator	Weighted Average Shares- Denominator	Per-Share Amount

Basic EPS
Net income	$ 132,964	1,200,000	$ 0.11

Diluted EPS
Income available to common shareholders and assumed conversions	$ 132,964	1,545,000	$ 0.09

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

The components of the allowance for loan losses represent an estimation made pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. Specific credit allocations of the allowance are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

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

Results of Operations

Overview

The Company’s net income was $219,381 for the third quarter of 2005, compared to $134,425 for the third quarter of 2004, an increase of 63%.  Basic earnings per share were $0.18 for the third quarter of 2005, compared to $0.11 for the third quarter of 2004.

The Company’s net income was $900,118 for the nine months ended September 30, 2005, compared to $132,964 for the nine months ended September 30, 2004, an increase of 577%.  Basic earnings per share were $0.75 for the nine months ended September 30, 2005, compared to $0.11 for the nine months ended September 30, 2004.

The Company’s return on average assets was 0.81% (annualized) for the three months ended September 30, 2005, compared to 0.80% (annualized) for the three months ended September 30, 2004.  The Company’s return on average equity for the three months ended September 30, 2005 was 7.42% (annualized) compared to 4.99% (annualized) for the three months ended September 30, 2004.

Net Interest Income

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).

Net interest income was $1,173,651 for the quarter ended September 30, 2005, an increase of $398,883 (51.5%) over net interest income of $774,768 for the quarter ended September 30, 2004. Net interest income was $3,338,457 for the nine months ended September 30, 2005, an increase of $1,419,458(74.0%) over net interest income of $1,918,999 for the nine months ended September 30, 2004.  This increase was primarily the result of investing increased deposit liability funds in loans and an increase in the interest rates earned by the Bank on loans and investment securities. Interest-earning assets were $118,527,456 at September 30, 2005 compared to $75,351,455 at December 31, 2004, an increase of $43,176,001 (57.3%).  Loans are the highest yielding component of interest-earning assets.  Total loans, net of the allowance for loan losses, were $87,670,727 at September 30, 2005 compared to $59,873,861at December 31, 2004, an increase of $27,796,866 (46.4%).

Interest Income

Interest income for the three months ended September 30, 2005 was $1,904,983, an increase of $852,033 (80.9%) from $1,052,950 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, interest income was $4,979,426, an increase of $2,323,069 (87.5%) from $2,656,357 for the nine months ended September 30, 2004.  Interest and fees on loans were $1,742,163 for the three months ended September 30, 2005, an increase of $772,941 (79.7%) from $969,222 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005, interest and fees on loans was $4,616,908, an increase of $2,204,227 (91.4%) from $2,412,681 for the nine months ended September 30, 2004.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $731,333, an increase of $453,151(162.9%) from $278,182 for the three months ended September 30, 2004.  Interest expense for the nine months ended September 30, 2005 was $1,640,969, an increase of $903,611 (122.5%) from $737,358 for the nine months ended September 30, 2004.  The Bank has experienced an increase in the amount of interest-bearing deposits from September 30, 2004 to September 30, 2005, and the interest expense on these deposits has increased due to the higher interest rate environment.

Non-interest Income

Non-interest income for the three months ended September 30, 2005 was $167,005, an increase of $70,262 (72.6%) from $96,743 for the three months ended September 30, 2004.  Non-interest income for the nine months ended September 30, 2005 was $468,947, an increase of $182,607 (63.8%) from $286,340 for the nine months ended September 30, 2004. Service charges on deposit accounts were $42,905 for the three months ended September 30, 2005, an increase of $12,601 (41.6%) from $30,304 for the three months ended September 30, 2004.  Service charges on deposit accounts were $106,364 for the nine months ended September 30, 2004, an increase of $28,343 (36.3%) from $78,021 for the nine months ended September 30, 2004.  Income derived from mortgage brokerage fees was $124,130 for the three months ended September 30, 2005, an increase of $59,393 (91.7%) from $64,737 for the three months ended September 30, 2004. Income from mortgage brokerage fees was $359,671 for the nine months ended September 30, 2005, an increase of $190,813 (113.0%) from $168,858 for the nine months ended September 30, 2004.

Non-interest Expense

Non-interest expense for the three months ended September 30, 2005 was $890,321, an increase of $216,667 (32.0%) from $673,654 for the three months ended September 30, 2004.  For the nine months ended September 30, 2005 and 2004, non-interest expense was $2,568,852 and $1,831,506, respectively, representing an increase of 40.2%.  Salary and employee benefit costs were $550,324 for the three months ended September 30, 2005, an increase of $131,366 (31.4%) from $418,958 for the three months ended September 30, 2004.  Salary and employee benefit costs were $1,576,720 for the nine months ended September 30, 2005, an increase of $433,616 (37.9%) from $1,143,104 for the nine months ended September 30, 2004. These increases are primarily the result of the Bank’s growth and staff additions.    Occupancy expenses and other non-interest expenses for the nine months ended September 30, 2005 increased by $302,737 (43.9%) to $992,139 from $689,402 during the nine months ended September 30, 2004.  This increase was primarily a result of planned expenditures in the areas of data processing, communications and outside services to support the continued growth of the Bank.  Additionally the bank had increased expenses related to the first phase of compliance work associated with the Sarbanes-Oxley Act.

Income Taxes

The Company and Bank incurred a consolidated net income for the three and nine months ended September 30, 2005.  The Company has a net operating loss carryfoward of approximately $183,000 available to offset future taxable income.  The Company has applied this net operating loss to the taxable income incurred through the three and nine month periods ending September 30, 2005.  At June 30, 2005 the Company recognized a deferred tax benefit of $260,593, related to the deferred tax asset for the allowance for loan losses.  At December 31, 2004, the Company had provided for a full valuation allowance with respect to this asset.  At June 30, 2005 management evaluated the realizability of this asset and determined it more likely than not that the Company will fully utilize this asset.  Accordingly, a deferred tax benefit of $260,593 was recorded to reduce the valuation allowance to zero.

Financial Condition

Overview

Total assets at September 30, 2005 were $124,345,820, an increase of $43,210,014 (53.3%) from December 31, 2004 total consolidated assets of $81,135,806.  At September 30, 2005, loans represented 74.0% of interest-earning assets compared to 80.0% at December 31, 2004.  Investments in securities at September 30, 2005 were $13,131,066, an increase of $6,115,259 (87.2%) from $7,015,807 at December 31, 2004.  Interest-bearing deposits at September 30, 2005 were $104,291,072, an increase of $40,208,924 (62.7%) from the December 31, 2004 balance of $64,082,148.

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition is presented in detail below.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio.  The Bank’s directive in this regard is carried out through its policies and procedures for extending credit to the Bank’s customers.  The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

There were no Non-performing assets at September 30, 2005 and there were no Non-performing assets at December 31, 2004.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio, as described above under the heading “Critical Accounting Policies.” During the quarter ended September 30, 2005, management determined that the allowance for loan losses should be increased through a provision for loan losses of $119,064.  The ratio of the allowance for loan losses to total gross loans was 1.0% at September 30, 2005 and 1.0% at December 31, 2004.  Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions will not be required.

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

The Bank’s liquidity remains adequate to meet operating and loan funding requirements.  The Bank’s liquidity ratio at September 30, 2005 was 27.77%, compared to 23.26% at December 31, 2004.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.  Federal banking regulations establish certain capital adequacy standards required to be maintained by banks.  These regulations set minimum requirements of 4.0% for “Tier 1” risk-based capital, 8.0% for total risk-based capital and 4.0% for the “Tier 1” leverage ratio.  At September 30, 2005, the Bank’s Tier 1 risk-based capital was 11.67% and total risk-based capital was 12.53%, compared to 15.20% and 16.04% at December 31, 2004, respectively.  At September 30, 2005, the Bank’s Tier 1 leverage ratio was 11.23% compared to 14.93% at December 31, 2004.

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

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2005 and December 31, 2004.

	At September 30, 2005	At December 31, 2004

Commitments to extend credit	$ 23,811,240	$15,915,912
Letters of credit	490,088	60,000

	$ 24,301,328	$ 15,975,912

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

Item 3. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.  OTHER INFORMATION

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

November 14, 2005

John L. Lewis

Date

President and Chief Executive Officer

(principal executive officer)

By:

/s/ Lynn H. Barron

November 14, 2005

Lynn H. Barron

Date

Chief Financial Officer

(Principal financial and accounting officer)