Form 10KSB
period 2005-12-31
MOUNTAIN BANCSHARES INC
filed 2006-03-31
CIK 1200323

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal year ended December 31, 2005	Commission File Number 000-50710

MOUNTAIN BANCSHARES, INC. (Name of small business issuer in its charter)

Georgia (State of Incorporation)	43-1965029 (I.R.S. Employer Identification No.)

6602 Highway 53 East Dawsonville, Georgia (Address of principal executive offices)	30534 (Zip Code)

(706) 265-1001 (Issuer’s telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common stock, $5.00 par value (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant’s revenues for its fiscal year ended December 31, 2005 were $8,040,078.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 2006 was $25,181,463 based on the estimated value of $27.17 per share, which is derived from application of the exchange ratio under the merger agreement with GB&T Bancshares, Inc. There is no established trading market for the Registrant’s stock.

The number of shares outstanding of Registrant’s class of common stock at March 23, 2006 was 1,222,000 shares of common stock.

Documents Incorporated by Reference:  None.

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

On December 19, 2005, the Company entered into a definitive agreement and plan of reorganization (the “merger agreement”) with GB&T Bancshares, Inc., Gainesville, Georgia (“GB&T”).  At the effective time of the merger, the corporate existence of the Company will cease, and the Bank will continue to operate as a wholly-owned subsidiary of GB&T.  Under the terms of the Agreement, shareholders of the Company will receive 0.8911 shares of GB&T common stock and $8.40 in cash in exchange for each outstanding share of stock of the Company.  The merger agreement includes representations, warranties, covenants and indemnifications typical for transactions of this type.  The proposed merger was approved by the shareholders of the Company on March 29, 2006, and has received regulatory approval.  Consummation of the merger is expected to occur in April, 2006.

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

Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

The following table presents the average balance sheet of the Bank for the years ended December 31, 2005, and 2004.  Also presented is the Bank’s actual interest income and expense from each asset and liability, the average yield of each interest-earning asset and the average cost of each interest-bearing liability.  This table includes all major categories of interest-earning assets and interest-bearing liabilities:

AVERAGE BALANCE SHEETS

(Dollar amounts in thousands)

	Year Ended December 31,
	2005				2004
		Interest	Average		Interest	Average
	Average	Income/	Yield /	Average	Income/	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income	$ 80,287	6,825	8.50%	$46,214	3,510	7.60%
Investment securities	10,027	414	4.13%	7,907	282	3.56%
Interest Bearing Deposits at Banks	1,696	64	3.77%	695	18	2.56%
Federal funds sold	3,828	129	3.38%	2,539	33	1.31%
Total interest-earning assets	$ 95,838	7,432	7.75%	57,355	3,843	6.70%

NON-INTEREST-EARNING ASSETS
Cash and due from banks	1,518			918
Bank premises and fixed assets	4,391			4,533
Accrued interest receivable	426			230
Other assets	467			381
Allowance for loan losses	(788)			(450)
Total assets	$ 101,852			$62,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST-BEARING DEPOSITS
NOW accounts	3,610	33	0.91%	2,363	25	1.06%
Savings accounts	209	1	0.48%	162	1	0.62%
Money market accounts	36,338	1,009	2.78%	33,551	763	2.28%
Time accounts	42,507	1,591	3.74%	11,548	283	2.45%
Total interest-bearing deposits	82,664	2,634	3.19%	47,624	1,072	2.25%

OTHER INTEREST-BEARING LIABILITIES
Funds purchased	123	4	3.22%	24	2	8.33%
Total interest-bearing liabilities	82,787	2,635	3.19%	47,468	1,074	2.25%

NON-INTEREST-EARING LIABILITIES AND SHAREHOLDERS’ EQUITY
Demand deposits	7,120			4,635
Other liabilities	365			108
Shareholders’ equity	11,580			10,774
Total liabilities and shareholders’ equity	$ 101,852			$63,165

Interest rate spread		4.56%			4.55%
Net interest income	4,794			$2,769
Net interest margin		5.01%			4.83%
Average interest-earning assets to average total assets		94.10%			91.1%
Average loans to average deposits		89.42%			88.4%

Rate/Volume Analysis of Net Interest Income

The following table sets forth information regarding changes in net interest income attributable to changes in average balances and changes in rates for the periods indicated.  The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in the average balance in the later period, as compared with the earlier period.  The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate.

	Year Ended December 31, 2005
	Compared with
	Year Ended December 31, 2004
	(In thousands)
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest earned on:
Taxable securities	$ 76	$ 56	$ 132

Federal funds sold	17	79	96

Net loans	2,588	727	3,315

Interest bearing deposits at banks	26	20	46

Total interest income	$ 2,707	$ 882	$ 3,589

Interest paid on:
NOW deposits	13	(5)	8

Money market deposits	63	183	246

Savings deposits	-	-	-

Time deposits	759	549	1,308

Borrowed funds	1	1	2

Total interest expense	$ 836	$ 728	$ 1,564

Increase (decrease) in net interest income	$ 1,871	$ 154	$ 2,025

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

The following table details, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (dollar amounts in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Deposit Category
Non-interest bearing demand deposits	7,120		4,635
NOW and money market deposits	39,948	2.60%	35,914	1.51%
Savings deposits	209	0.48%	162	0.38%
Time deposits	42,507	3.74%	11,548	2.83%

The maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2005 were as follows (in thousands):

Three months or less	3,765
Over three months through twelve months	19,137
Over twelve months through three years	22,244
Over three years	0
Total	45,346

Borrowed funds consist of short-term borrowings, including federal funds purchased, retail and other repurchase agreements. The average balance of borrowed funds was approximately $122,989 for the year ended December 31, 2005, compared to $24,000 for the year ended December 31, 2004.

Loan Portfolio

The Bank engages in a full complement of lending activities, including commercial, consumer/installment and real estate loans.  Loans secured by real estate are the primary component of the Bank’s loan portfolio constituting approximately $90.7 million, or 89.54% of the Bank’s total loan loans as of December 31, 2005.  These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, including home equity lines of credit.

As of December 31, 2005, the Bank held approximately $8.4 million, or 8.28% of the Bank’s total loan portfolio, in commercial loans, excluding commercial loans secured by real estate included above.

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

As of December 31, 2005, the Bank held approximately $3.2 million in consumer loans, representing 2.18% of the Bank’s total loans. The Bank’s consumer loans consist primarily of installment loans to individuals for personal, family or household purposes, including automobile loans to individuals and pre-approved lines of credit.

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

The following table presents the categories of loans contained in the Bank’s loan portfolio as of the end of the two most recent fiscal years and the total amount of all loans for such periods:

	December 31
	2005	2004
	(In Thousands)
Type of Loan
Commercial	8,355	4,308
Real estate – construction	61,536	31,230
Real estate - other	29,210	23,344
Installment and consumer	3,247	1,597

Subtotal	102,348	60,479

Less:

Unearned income and deferred loan fees		0
Allowance for possible loan losses	(1,021)	(605)

Total (net of allowance)	$ 101,327	$ 59,874

The table below presents an analysis of maturities of certain categories of loans as of December 31, 2005:

Type of Loan	Due in 1 Year or Less	Due in 1 to 5 Years	Due After 5 Years	Total
	(In thousands)
Commercial, financial and agricultural	7,303	1,052	0	8,355
Real estate-construction	52,992	8,544	0	61,536
Total	60,295	9,596	0	69,891

The following is a presentation of an analysis of sensitivities of certain loans (those presented in the maturity table above) to changes in interest rates as of December 31, 2005 (in thousands):

Loans due after 1 year with predetermined interest rates	$9,596
Loans due after 1 year with floating interest rates	$ --

The Bank does not have any loans which are “troubled debt restructurings” as defined in SFAS No. 15.

Accrual of interest is discontinued when a loan becomes 90 days past due as to principal and interest or, when in management’s judgment, the interest will not be collectible in the normal course of business.  As of December 31, 2005 the bank had two loans placed on non-accrual status, with outstanding principal balances of $180,035.

At December 31, 2005, there was one loan classified for regulatory purposes as doubtful, substandard or special mention that have not been disclosed above which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated.

	December 31
	2005	2004
(Dollar amounts in thousands)
Allowance, beginning of year	$604	$292
Charge-offs:
Commercial, financial and agricultural	-	-
Installment and consumer	(8)	-
Real estate	-	-
	-	-
Recoveries:
Commercial, financial and agricultural	-	-
Installment and consumer	-	-
Real estate	-	-
	-	-
Net (charge-offs) recoveries	-	-

Provision charged to operations	424	313

Allowance, end of year	$1,020	$605

Ratio of net (charge-offs) recoveries during the period to average loans outstanding during the period	0.01%	0.00%

Loan Loss Allowance

In the normal course of business, the Bank will recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans.

Accordingly, management has established an allowance for loan losses, which totaled approximately $1,020,939 at December 31, 2005, which is allocated according to the following table, along with the percentage of loans in each category to total loans:

	2005		2004
	Amount	Percent	Amount	Percent
	(Dollar amounts in thousands)
Construction………………..	$ 609	60.7%	$312	51.6%
Consumer and installment. . .	33	3.2%	16	2.7%
Commercial………………...	84	8.2%	43	7.1%
Real Estate…………………	295	28.9%	234	38.6%

Total	$1,021		$605

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

Investments

As of December 31, 2005, investment securities comprised approximately 11.46% of the Bank’s assets.  The Bank invests primarily in obligations of the United States or agencies of the United States, mortgage-backed securities and obligations, and other taxable securities. The Bank also enters into federal funds transactions with its principal correspondent bank.  The Bank may act as a net seller or net purchaser of such funds.

The following table presents, for the dates indicated, the estimated fair market value of the Bank’s investment securities available for sale.  The Bank has classified all of its investment securities as available for sale.

	December 31
	2005	2004
(Dollar amounts in thousands)
Obligations of U.S government agencies	$ 10,718	$ 3,991
Mortgage-backed securities	1,366	1,755
State & political subdivisions	2,025	0
Corporate obligations	1,301	1,300

Total investment securities	$ 15,410	$ 7,016

The following tables present the contractual maturities and weighted average yields of the Bank’s investments as of December 31, 2005:

	Maturities of Investment Securities
	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years
	(In thousands)
Obligations of U.S. government agencies...	$ -	$5,393	$3,454	$ 1,872
Mortgage-backed securities………………	-	1,366	-	-
State & political subdivisions	-	-	271	1,753
Corporate obligations……………………..	-	-	1,000	301
Total	$ -	$ 6,759	$ 4,725	$ 3,926

	Weighted Average Yields
	Within One Year	After One Through Five Years	After Five Through Ten Years	After Ten Years
Obligations of U.S. government agencies	-	3.63%	5.18%	5.50%
Mortgage-backed securities	-	3.44%	-	-
State & political subdivisions	-	-	3.49%	3.99%
Corporate obligations	-	-	6.25%	8.30%
Total weighted average yield	-	3.60%	5.31%	5.04%

With the exception of U.S. government agencies securities shown above, the Bank did not have investments with a single issuer exceeding, in the aggregate, 10% of the Company’s shareholders’ equity.

Return on Equity and Assets

The following table presents certain profitability, return and capital ratios for the Company as of the end of the past two fiscal years.

	December 31
	2005	2004

Return on Average Assets	1.12%	0.54%
Return on Average Equity	9.88%	3.13%
Equity to Assets	9.05%	13.54%

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

Employees

As of March 1, 2005, the Bank had twenty-nine full-time employees.  The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•

to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•

to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA Patriot Act, financial institutions must establish anti-money laundering programs. The USA Patriot Act sets forth minimum standards for these programs, including:

?

the development of internal policies, procedures and controls;

?

the designation of a compliance officer;

?

an ongoing employee training program; and

?

an independent audit function to test the programs.

Pursuant to the mandate of the USA Patriot Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a “federal functional” is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

•

expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions

•

with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•

notify FinCEN if an account or transaction is identified;

•

designate a contact person to receive information requests;

•

limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•

maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. It is the Bank’s policy  not to open accounts with foreign banks.

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

The Company and the Bank are subject to the Federal Reserve Act, Section 23A, which limits a bank’s “covered transactions” (generally, any extension of credit) with any single affiliate to no more than 10% of a bank’s capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company’s fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR ISSUER’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, 1,222,000  shares were outstanding to approximately 578 shareholders. There is no established trading market for the Company’s common stock. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

Equity Compensation Plan Information

See “Item 11 - Security Ownership of Certain Beneficial Owners and Management - Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of Mountain Bancshares, Inc. (the “Company”) and its sole subsidiary, Mountain State Bank (the “Bank”), are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

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

The components of the allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss element is determined using the average of actual losses incurred over prior years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

Additional information on the Bank’s loan portfolio and allowance for loan losses can be found in the Management’s Discussion and Analysis and in Item 1, Loan Portfolio. Note 1 to the consolidated financial statements includes additional information on the Bank’s accounting policies related to the allowance for loan losses.

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

Following is an analysis of significant off-balance sheet financial instruments:

	2005	2004
( dollars in thousands)
Commitments to extend credit	$ 27,816	$ 15,916
Standby letters of credit	490	60

	$ 28,306	$ 15,976

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

2005

For the year ended December 31, 2005, the Bank experienced an increase in total assets and an increase in net income.  Total assets increased 67.80% to $136.1 million at December 31, 2005 from $81.1 million at December 31, 2004.  Net income increased to $1,145,251 from net income of $334,999 for the year ended December 31, 2004.  Average total assets were $101.9 million for 2005 and were $63.0 million for 2004, an increase of $38.9 million or 61.77%.  This increase in average assets is primarily the result of strong loan demand during 2005, and the Bank’s continued growth within its market area.  Net loans held for investment increased from $59.9 million at December 31, 2004 to $101.3 million at December 31, 2005, an increase of 69.23%.  Commercial loans increased $4.1 million, or 93.94%, from $4.3 million at December 31, 2004 to $8.4 million at December 31, 2005.  Real estate loans increased $5.9 million, or 25.13%, from $23.3 million at December 31, 2004 to $29.2 million at December 31, 2005, and real estate construction loans increased $30.3 million, or 97.04%, from $31.2 million at December 31, 2004 to $61.5 million at December 31, 2005.  Consumer loans increased $1.7 million or 103.35%, from $1.6 million at December 31, 2004 to $3.2 million at December 31, 2005.  The increases in each of the loan categories are the result of the Bank’s continuing growth within its market area.

The allowance for loan losses was $1,020,939 at December 31, 2005 and was $604,787 at December 31, 2004.  This represents an increase of $416,152, or 68.81%.  The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio.  The Bank’s ratio of allowance for loan losses to gross loans was 1.0% at December 31, 2005 and at December 31, 2004.

The asset growth of the Bank during 2005 was funded through deposit account growth within the Bank’s existing market area.  Total deposit accounts at December 31, 2005 were $123.4 million, an increase of $53.5, million or 76.56%, from $69.9 million at December 31, 2004.

The Bank’s loan to deposit ratio was 82.6% at December 31, 2005.

2004

For the year ended December 31, 2004, the Bank experienced an increase in total assets and an increase in net income.  Total assets increased 76.30% to $81.1 million at December 31, 2004 from $46 million at December 31, 2003.  Net income increased to $334,999 from a net loss of $897,371 for the year ended December 31, 2003.  Average total assets were $63.0 million for 2004 and were $33.2 million for 2003, an increase of $29.8 million or 89.75%.  This increase in average assets is primarily the result of strong loan demand during 2004, and the Bank’s continued growth in its market area.  Net loans held for investment increased from $29.0 million at December 31, 2003 to $59.9 million at December 31, 2004, an increase of 107%.  Commercial loans decreased $6.8 million, or 61.3%, from $11.1 million at December 31, 2003 to $4.3 million at December 31, 2004.  Real estate mortgage loans increased $24.7 million, or 380%, from $6.5 million at December 31, 2003 to $31.2 million at December 31, 2004, and real estate construction loans increased $13.9 million, or 148%, from $9.4 million at December 31, 2003 to $23.3 million at December 31, 2004.  Consumer loans decreased $.6 million or 27.3%, from $2.2 million at December 31, 2003 to $1.6 million at December 31, 2004.  The decrease in installment and consumer loans is primarily the result of softer demand in this segment of the loan portfolio.  The increases in each of the other loan categories are the result of the Bank’s continuing growth within its market area.

The allowance for loan losses was $604,787 at December 31, 2004 and was $292,484 at December 31, 2003.  This represents an increase of $312,303, or 107%.  The increase in the allowance is based upon management’s rating and assessment of the loan portfolio and the credit risk inherent in the portfolio, and reflects the growth in the Bank’s loan portfolio.  The Bank’s ratio of allowance for loan losses to gross loans was 1.0% at December 31, 2004 and at December 31, 2003.

The asset growth of the Bank during 2004 was funded through deposit account growth within the Bank’s existing market area.  Total deposit accounts at December 31, 2004 were $69.9 million, an increase of $35.1, million or 101%, from $34.8 million at December 31, 2003.

The Bank’s loan to deposit ratio was 86.5% at December 31, 2004 and 83.6% at December 31, 2003.

Net Interest Income

2005

Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).  Higher net interest income is a result of the relationship between the interest-earning assets and interest-bearing liabilities.  The level of net interest income is determined by the average balances, or volume, of interest earning assets and other funding sources.  Changes in net interest income from period to period result from, among other things, increases or decreases in the  volumes of interest earning assets and interest bearing liabilities, increases or decreases in the average rates earned and paid on those assets and liabilities, the mix of those assets and liabilities as well as the availability and costs of sources of funds, such as non-interest bearing deposits. Net interest income was $4,794,028 for the twelve months ended December 31, 2005.  Interest-earning assets were $129,649,577 as of December 31, 2005.  Loans, net of allowance, represent 78.06% of interest-earning assets as of December 31, 2005.

Total interest income for the twelve months ended December 31, 2005 was $7,432,184. Interest and fees on loans was $6,824,914, and interest on investment securities, including federal funds sold, was $543,680.  Interest on deposits held in other banks was $63,590.  This represents a $3,589597, or 93.42% increase over 2004 interest income of $3,842,587, which was the result of the Bank’s growth in its loan portfolio, as well as an improved net interest margin.

Interest expense for the twelve months ended December 31, 2005 was $2,638,156.  Interest expense on customer deposit accounts was $2,634,201, and interest on other borrowings was $3,955 for the twelve months ended December 31, 2005. This represents a $1,564,021, or 145.6% increase interest expense in interest expense over 2004.  The increase was primarily the result of deposit growth at tht Bank and higher deposit rates being paid.

 2004

Net interest income was $2,768,452 and $718,589 for the twelve months ended December 31, 2004 and December 31, 2003 respectively.  Interest-earning assets were $74,846,668 and $40,009,199 as of December 31, 2004 and December 31, 2003.  Loans, net of allowance, represent 79.99% of interest-earning assets as of December 31, 2004 and 72.37% as of December 31, 2003

Total interest income for the twelve months ended December 31, 2004 was $3,842,587. Interest and fees on loans was $3,509,954, and interest on investment securities, including federal funds sold, was $314,783.  Interest on deposits held in other banks was $17,850.  This represents a $2,796,940, or 267% increase over 2003 interest income of $1,045,647, which was the result of the Bank’s growth in its loan portfolio, as well as an improved net interest margin.

Interest expense for the twelve months ended December 31, 2004 was $1,074,135.  Interest expense on customer deposit accounts was $1,072,183, and interest on other borrowings was $1,952 for the twelve months ended December 31, 2004. This represents a $747,077, or 228% increase interest expense in interest expense in 2003 of $327,058.  The increase was primarily the result of deposit growth at tht Bank.

Non-interest Income

2005

Non-interest income was $607,894 in 2005 and $438,961 in 2004, an increase of $168,933, or 38.48%. Non-interest income is derived from service charges on deposits and other miscellaneous income which was $156,883 in 2005 and  $153,108 in 2004, as well as mortgage origination fees of $451,011 for 2005 and $285,853 for 2004.

2004

Non-interest income was $438,961 in 2004 and $22,960 in 2003, an increase of $416,000, or 1811%. Non-interest income is derived from service charges on deposits and other miscellaneous income which was $153,108 in 2004 and 22,960 in 2003, as well as mortgage origination fees of $285,853 for 2004, and $0 for 2003. We began our retail mortgage origination services in February of 2004.

Non-interest Expense

2005

Non-interest expense for the twelve months ended December 31, 2005 was $3,595,890 and $2,560,111 for 2004, an increase of $1,035,779, or 40.46%. Non-interest expense includes salary and benefit costs, occupancy costs, and other operating expenses.  The increase in non-interest expense is attributable to the addition of three staff members, increases in employee related insurance plans, as well as annual salary increases for existing staff members.  Salary and benefits increased by $618,876 from $1,568,533 in 2004 to $2,187,409 in 2005. The increase in occupancy costs of $ 47,911, from 409,865 in 2004 to $457,776 in 2005 is caused primarily higher depreciation cost due to an increase in fixed assets. Other expenses increased by $368,992, from $581,713 in 2004, to $950,705 in 2005.  Significant factors included an increase in data processing costs of $65,777, an increase in legal, audit, compliance and accounting costs of $89,784 and an increase in communications costs of $19,248.  All of the referenced increases are due to the bank being in operation for a full year and the growth of the bank’s customer and business bases.  Additionally, the bank paid Director Fees in 2005 totaling $41,867 compared to $0 in 2004.

2004

Non-interest expense for the twelve months ended December 31, 2004 was $2,560,111 and $1,346,436 in 2003, an increase of $1,213,675, or 90.1%. Non-interest expense includes salary and benefit costs, occupancy costs, and other operating expenses.  The increase in non-interest expense is attributable to the addition of seven staff members, as well as a full year of salary expense for existing employees.  Salary and benefits increased by $761,209 from $807,324 in 2003 to $1,568,533 in 2004. The increase in occupancy costs of $ 226,138, from 183,727 in 2003 to $409,865 in 2004 is a result of the completion and full year occupation of two offices. Other expenses increased by $226,328, from $355,385 in 2003 to $581,713 in 2004 from December 31, 2003 through December 31, 2004.  Significant factors included an increase in data processing costs of $111,119, an increase in legal, audit, compliance and accounting costs of $49,990 and an increase in communications costs of $31,074.  All of the referenced increases are due to the bank being in operation for a full year and the growth of the bank’s customer and business bases.

Income Taxes

For 2005, the Company recorded approximately $237,000 of income tax expense consiting of current tax expense and deferred tax benefit.  During 2005, the Company deteremined that it was more likely than not that the Company’s deferred tax assets would be utilized and accordingly reduced to zero the valuation allowance on the deferred tax assets.  In addition, during 2005, the Company fully utilized its remaining net operating loss carryforwards to offset current taxable income.

For 2004, the Company had a net operating loss carryforward. The Company has provided for a full valuation allowance of any net deferred tax assets.

REVIEW OF FINANCIAL CONDITION

Overview

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase retained earnings and protect current and future earnings.  Further discussion of significant items affecting the Bank’s financial condition are discussed in detail below.

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

The Bank had two loans on a non-accrual basis as of December 31, 2005. The total outstaning principal balance of the two loans is $180,034. As of December 31, 2004, the Bank had not identified any non-performing assets.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.  The amount of the loan loss allowance and related provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. From the previously described analysis, management determined that the allowance for loan losses should be increased from $604,787 to $1,020,939. The Company had a provision for loan losses of $423,761 during the twelve months ended December 31, 2005.  The ratio of allowance for loan losses to total loans was 1.0% at December 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct. For the year ended December 31, 2004, the allowance for loan losses increased from $292,484 to $604,787 through a provision for loan losses of $312,303.  The ratio of allowance for loan losses to total loans was 1.0% at December 31, 2004.

Liquidity and Capital Resources

Liquidity is the ability of an organization to meet its financial commitments and obligations on a timely basis.  These commitments and obligations include credit needs of customers, withdrawals by depositors, and payment of operating expenses. The Bank does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, warehouse lines and other funding sources or investment portfolio calls and maturities.  The Bank actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. Management believes that the Bank’s liquidity remains adequate to meet operating and loan funding requirements.

As of December 31, 2005, the Bank’s liquidity ratio was 23.61%, as compared to 23.26% at December 31, 2004, and 35.54% at December 31, 2003.  Management is not aware of any demands, commitments or uncertainties, which could materially affect the Bank’s liquidity position.    However, should an unforeseen demand for funds arise, the Bank held readily marketable investment securities on December 31, 2005 with a market value of $15,410,410 in its available-for-sale portfolio which would provide an additional source of liquidity.

Gap management is a conservative asset/liability strategy designed to maximize earnings over a complete interest rate cycle while reducing or minimizing the Bank’s exposure to interest rate risk.  Various assets and liabilities are termed to be “rate sensitive” when the interest rate can be replaced.  By definition, the “gap” is the difference between rate sensitive assets and rate sensitive liabilities in a given time horizon.  At December 31, 2005, the Bank was asset sensitive through five years.

The following is an analysis of rate sensitive assets and liabilities as of December 31, 2005 (in thousands):

	0- 3 mos.	3 – 12 mos.	1 – 5 years	5 years or more	Total

Taxable securities	1,952	3,952	5,610	3,896	15,410
Federal funds sold	8,791	-	-	-	8,791
Interest Bearing Deposits in Banks	1,000	2,000			3,000
Loans	83,005	6,482	12,850	11	102,348
Total rate sensitive assets	94,748	12,434	18,460	3,907	129,549

NOW and money market deposits	46,851	-	-	-	46,851
Savings deposits	293	-	-	-	293
Time deposits	8,520	26,785	32,593	34	67,932
Total rate sensitive deposits	55,664	26,785	32,593	34	115,076

Borrowed funds	-	-	-	-	-
Total rate sensitive liabilities	55,664	26,785	32,593	34	115,076

Excess of rate sensitive assets less rate sensitive liabilities	39,084	(14,351)	(14,133)	3,873	14,473
Cumulative ratio of rate sensitive assets to liabilities	170%	130%	109%	113%
Cumulative gap	39,084	24,733	10,600	14,473

Capital Resources

The equity capital of the Bank totaled $12,014,013 at December 31, 2005, an increase of $1,045,766, or 9.53%, from equity capital of $10,968,247 at December 31, 2004, which represented an increase of $319,436, or 3.0% from equity capital of $10,648,811 at December 31, 2003.  The increase in equity capital for 2005 was attributable to the Bank’s net income of $1,211,494, and a increase of $165,528 the Bank’s after-tax unrealized loss on available-for-sale securities, which under Statement of Financial Accounting Standard No. 115, is recognized in the available-for-sale portion of the bond portfolio by making adjustments to the equity capital account.

The equity capital of the Company totaled $12.3 million at December 31, 2005, as compared to $11.1 million at December 31, 2004..

Management believes that the capitalization of the Company and the Bank is adequate to sustain the growth experienced in 2005.  The following table sets forth the applicable actual and required capital ratios for the Company and the Bank as of December 31, 2005 and 2004:

Bank	December 31, 2005	Minimum Regulatory Requirement

Tier 1 Capital ratio…………………………….	10.58%	4.0%
Total risk-based capital ratio………………….	11.47%	8.0%
Leverage ratio…………………………………	9.53%	4.0%

Bank	December 31, 2004	Minimum Regulatory Requirement

Tier 1 Capital ratio…………………………….	15.20%	4.0%
Total risk-based capital ratio………………….	16.04%	8.0%
Leverage ratio…………………………………	14.93%	4.0%

The above ratios indicate that the capital position of the Bank is sound and that the Bank is well positioned for future growth.

There are no commitments of capital resources known to management which would have a material impact on the Bank’s capital position.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements.  Management’s strategy to achieve this goal is to retain sufficient earnings while providing a reasonable return on equity.

ITEM 7.

FINANCIAL STATEMENTS

The Financial Statements of the Company are incorporated herein by reference to Exhibit 99.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.

CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls over financial reporting on a quarterly basis. Management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are operating effectively.  Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Currently, the Board of Directors of both the Company and the Bank consists of nine (9) persons.  The Board is divided into three classes.  Each of those persons has been a director of the Company since its organization in 2002.  In addition, each of those persons has been a director of the Bank since its organization in 2003. The directors of the Company and the Bank are as follows:

NAME	AGE	CLASS	PRINCIPAL OCCUPATION

Ronald E. Anderson	63	3

Director; Mr. Anderson was employed by various companies owned by the Federated Department Store organization for 33 years.  At the time of his retirement in 1997, Mr. Anderson was serving as Executive Vice President of Federated Systems Group Division.  He also served as a director on the boards of both the Lazarus Credit Union and the Rich’s Credit Union.

Jerome L. (Jerry) Blankenship	70	3	Director; Mr. Blankenship was employed by United Parcel Service for 30 years. At the time of his retirement in 1993, Mr. Blankenship was serving as Corporate Internal Audit Director.

John F. (Jack) Conway	43	2

Director; Mr. Conway has owned and operated Atlanta Gear Works since 1985.  The business is located in Dawsonville, Georgia, and manufactures various sizes and shapes of gears used in machinery for industry.

Scott A. Henson	42	2	Director; Mr. Henson has owned and operated a real estate development and construction company known as Scott A. Henson, Inc. since 1987.

Douglas G. Hiser	38	2	Director; Dr. Hiser opened an orthodontics practice in Cumming, Georgia, in 1999, and has since opened additional offices in Dahlonega and Dawsonville, Georgia.

NAME	AGE	CLASS	PRINCIPAL OCCUPATION

Anna B. Williams	63	1

Director; Mrs. Williams, a certified public accountant, opened Anna B. Williams, P.C., a business and tax consulting firm, in 1998.  She is a member of the Maverick Group,  LLC, a real estate development firm.

L. Carlos Rodriguez	49	1

Director; Mr. Rodriguez is President and sole owner of Carlos Rodriguez, Inc., d/b/a La Cazuela Mexican Restaurants.  His business consists of a chain of eight restaurants located from Athens, Georgia across the north metro Atlanta area south to Canton, Georgia .

Donald Boggus	42	1

Director; Mr. Boggus has served as President and Chief Executive Officer of Crescent Banking Company since March, 1996.  He also serves as President and CEO and a director of Crescent Bank & Trust.  Prior to his current position, Mr. Boggus served as the chief financial officer of Crescent Banking Company and Crescent Bank & Trust from March, 1989, to March, 1996.  He is also a director of Vision Bancshares, Inc. and a director of New Horizons Bankshares, Inc.

John L. Lewis	46	3

Director; Mr. Lewis is President and CEO of the Company and holds the same positions with the Bank.  He has served in those positions since June, 2002.  He has more than 20 years experience in the banking industry.

John L. Lewis serves as President and Chief Executive Officer of the Company and the Bank.  Lynn H. Barron serves as Chief Financial Officer and Secretary of the Company and Senior Vice President and Chief Financial Officer of the Bank.  She has over 30 years banking experience Spencer L. Strickland serves as Executive Vice President and Chief Lending Officer of the Bank.  He has over 10 years of banking and lending experience.  They are the only executive officers of the Company.  Each officer serves at the pleasure of the Board of Directors of the Company.

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

There are no family relationships among the director nominees or among any of them and any members of management of the Company or the Bank.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director.  No director is a director of another public company, except Donald Boggus, who is a director of Crescent Banking Company, Jasper, Georgia, a publicly held bank holding company, and a director of Vision Bancshares, Inc., Gulf Shores, Alabama, also a publicly held bank holding company.

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

Filings Under Section 16(A)

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the common stock of the Company, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.

Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.  The Company is not aware of any beneficial owner of more than 10% of its common stock.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 2005 fiscal year all filings applicable to its officers and directors were complied with.

ITEM 10.

EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers.  Any compensation paid them is paid by the Bank.  The following sets forth certain information concerning the compensation of the Company’s executive officers during fiscal years 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)	All Other Compensation ($)

John L. Lewis President and Chief Executive Officer	2005 2004 2003	$153,594 $143,750 $125,866	$69,110 -- $17,200	--(1) --(1) --(1)	-- -- 50,000(2)	-- -- --

Spencer L. Strickland Executive Vice President and Chief Lending Officer of the Bank	2005 2004 2003(3)	$130,000 $122,150 $ 96,250	$48,808 -- $7,200	--(1) --(1) --(1)	-- -- 25,000(4)	-- -- --

Lynn H. Barron Chief Financial Officer	2005 2004 2003	$110,000 $107,761 $92,000	$34,141 -- $7,200	--(1) --(1) --(1)	-- -- 20,000(5)	-- -- --

(1)

In accordance with SEC rules, the table omits perquisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2)

In May, 2003, Mr. Lewis was granted options to purchase 60,000 shares at an exercise price of $10.00 per share and in April, 2003, warrants to purchase 10,000 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant dates was $10.00 per share. In October 2005, Mr. Lewis exercised 20,000 options.

 (3)

Mr. Strickland became an employee of the Bank in February, 2003, when he was hired as Executive Vice President and Chief Lending Officer of the Bank.

(4)

In May, 2003, Mr. Strickland was granted options to purchase 25,000 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant date was $10.00 per share.

(5)

In May, 2003, Ms. Barron was granted options to purchase 20,000 shares at an exercise price of $10.00 per share.  The fair market value of a share of stock on the grant date was $10.00 per share.

Aggregated Option Exercises in last Fiscal Year and FY-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable(1)	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)

John L. Lewis President and CEO	20,000	$349,600 (1)	4,000/36,000	$69,920/$629,280(2)

Spencer L. Strickland Executive Vice President and CLO	0	--	10,000/15,000	$174,800/$262,200(2)

Lynn H. Barron Chief Financial Officer	0	--	8,000/12,000	$139,840/$209,760(2)

(1)

Upon consummation of the merger with GB&T Bancshares, Inc., all of the options of the executive officers will immediately become exerciseable.

(2)

Based on the difference between the estimated value of the Company’s stock of $27.48 per share, which is derived from application of the exchange ratio under the merger agreement with GB&T Bancshares, Inc., and the exercise price of $10.00 per share.

Executive Officer Employment Agreements

On July 27, 2005, John L. Lewis, President and C.E.O. of the Company and the Bank, executed a new employment agreement with the Bank and the Company.  This employment agreement replaced Mr. Lewis’ existing employment agreement dated June 21, 2002.

The new employment agreement provides that Mr. Lewis will serve as President and Chief Executive Officer of the Company and the Bank.  The employment agreement provides for an initial term of 3 years beginning July 27, 2005 and is annually renewable at the end of the initial 3-year term.  He will be paid an initial annual salary of $150,000 per year, and he will be entitled to annual bonus compensation in accordance with the terms of the Mountain State Bank Annual Cash Incentive Plan adopted by the Company effective as of January 1, 2005.

Under the employment agreement, Mr. Lewis is eligible for the grant of stock options, restricted stock, and other awards under the long-term equity incentive program of the Company.  He will be provided an automobile to be used primarily for business purposes, and the Bank will pay operating, maintenance, repair and insurance expenses for the automobile.  The Bank will reimburse Mr. Lewis for (i) reasonable and necessary business (including travel) expenses incurred by him in the performance of his duties, and (ii) reasonable dues and business related expenditures associated with membership in country club(s), civic association(s), and professional associations.  Mr. Lewis will also be entitled to such benefits as may be available from time to time to executives of the Bank, including, by way of example only, profit-sharing plans, retirement or investment funds, dental, health, life and disability insurance benefits.

If the Company and the Bank terminate Mr. Lewis’ employment without cause during the term of the agreement, Mr. Lewis shall be entitled to the following:

(1)

a lump sum payment equal to the sum of (A) the greater of (i) the sum of his base salary which would be payable for the remainder of the term and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination; or (ii) the sum of two (2) times his base salary and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination; and (B) a cash payment for each vacation day which Mr. Lewis has not used during the calendar year in which occurs the effective date of termination, which amount shall be determined based on a daily rate of Mr. Lewis’ base salary assuming two hundred sixty (260) business days in such year;

(2)

any unvested stock options held by Mr. Lewis will become fully vested and exercisable as of the effective date of termination; and

(3)

to the extent permitted by the applicable policies or contracts or applicable law (including the COBRA continuation coverage requirements under Code Section 4980B), continuation of health insurance benefits made available to Mr. Lewis by the Bank for twelve (12) months following termination at the same level and in the same manner as provided immediately prior to Mr. Lewis’ termination of employment.

If the Company and the Bank terminate Mr. Lewis’ employment due to his disability, the registrant and the bank are required to continue to pay him his base salary for six (6) months following the termination or until Mr. Lewis begins receiving payments under the Company’s long-term disability policy, whichever occurs first.  In addition, to the extent permitted by the applicable plan or contract or applicable law (including the COBRA continuation coverage requirements under Code Section 4980B), he is entitled to continuation of health insurance benefits then made available to him by the registrant for twelve (12) months following termination at the same level and in the same manner as provided immediately prior to termination of his employment.

If Mr. Lewis terminates his employment due to a material breach of the employment agreement by the Company or the Bank, or after a sale, merger or other change of control of the registrant, due to a reduction in his base salary and benefits or a more than 25-mile relocation of the principal office to which he reports, the Bank and the Company will be obligated to pay him a lump sum payment equal to the sum of:

(1)

the greater of (A) the sum of his base salary which would be payable for the remainder of the term and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination; or (B) the sum of one (1) times his base salary and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination;

(2)

a cash payment for each vacation day which Mr. Lewis has not used during the calendar year in which occurs the effective date of termination, which amount shall be determined based on a daily rate of his base salary then in effect assuming two hundred sixty (260) business days in such year.  In addition, the Company must remove any restrictions on outstanding incentive awards so that all such awards vest immediately.

In addition, the employment agreement provides that in the event of termination by Mr. Lewis of his employment or termination of Mr. Lewis’ employment without cause by the Company and the Bank, for a period of twelve months following such termination of Mr. Lewis’ employment, Mr. Lewis may not:  (i) be employed in the banking business within Forsyth and Dawson Counties, (ii) solicit customers of the Bank for the purpose of providing financial services competitive with those provided by the Bank; or (iii) solicit employees of the Bank for employment by an employer providing products or services competitive with the business of the Bank.  Also, Mr. Lewis may not at any time furnish, use or divulge to anyone any confidential information or trade secrets acquired by him from the Bank.

Mr. Lewis will also receive other employment benefits under his employment agreement with the Company and the Bank as spelled out in his employment agreement.

In August, 2005, the Company, the Bank and Spencer Strickland, the Bank’s Executive Vice President and Chief Lending Officer, entered into a new employment agreement with an initial term of 3 years.  The employment agreement with Mr. Strickland has substantially the same terms and conditions as the Company’s employment agreement with Mr. Lewis, except that Mr. Strickland’s initial annual salary is $130,000 per year and if the Company terminates Mr. Strickland’s employment without cause during the term of the agreement, the Bank and the Company will be obligated to pay him a lump sum severance payment equal to one and one-half times his base salary.  Also, under Mr. Strickland’s employment agreement, if Mr. Strickland terminates his employment after a sale, merger or other change of control of the Company due to a reduction in his base salary and benefits or a more than 25 mile relocation of the principal office to which he reports, Mr. Strickland shall be entitled to the following:

(1)

a lump sum payment equal to the sum of (A) the greater of (i) the sum of his base salary which would be payable for the remainder of the term and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination; or (ii) the sum of one and one-half (1 ½) times his base salary and a pro-rata portion of any annual bonus that would be paid for the calendar year in which occurs the effective date of termination; and (B) a cash payment for each vacation day which Mr. Strickland has not used during the calendar year in which occurs the effective date of termination, which amount shall be determined based on a daily rate of Mr. Strickland’ base salary assuming two hundred sixty (260) business days in such year;

(2)

any unvested stock options held by Mr. Strickland shall become fully vested and exercisable as of the effective date of termination; and

(3)

to the extent permitted by the applicable policies or contracts or applicable law (including the COBRA continuation coverage requirements under Code Section 4980B), continuation of health insurance benefits made available to Mr. Strickland by the Bank for twelve (12) months following termination at the same level and in the same manner as provided immediately prior to Mr. Strickland’ termination of employment.

On August 4, 2005, Lynn H. Barron, Chief Financial Officer of the Company and the Bank, executed a new change of control agreement with the Bank and the Company.  The change of control agreement provides that Ms. Barron is entitled to certain benefits if she terminates her employment for certain reasons after a change of control.

If there is a merger, sale or other change of control of the Company and Ms. Barron terminates her employment due to a material change of duties, a material reduction of her compensation, or a relocation of her principal business office by more than 25 miles, or the Company terminates Ms. Barron without cause after such a change of control, Ms. Barron shall entitled to the following:

(1)

a lump sum payment equal to one (1) times her base salary and a cash payment for each vacation day which Ms. Barron has not used during the calendar year in which occurs the effective date of termination, which amount shall be determined based on a daily rate of Ms. Barron’s base salary assuming two hundred sixty (260) business days in such year;

(2)

any unvested stock options held by Ms. Barron shall become fully vested and exercisable as of the effective date of termination; and

(3)

to the extent permitted by the applicable policies or contracts or applicable law (including the COBRA continuation coverage requirements under Code Section 4980B), continuation of health insurance benefits made available to Ms. Barron by the Bank for twelve (12) months following termination at the same level and in the same manner as provided immediately prior to Ms. Barron’s termination of employment.

In addition, the change of control agreement provides that in the event of termination of Ms. Barron’s employment after a change of control where she is entitled to the above benefits, for a period of twelve months following such termination of Ms. Barron’s employment, Ms. Barron may not:  (i) solicit customers of the Bank for the purpose of providing financial services competitive with those provided by the Bank; or (ii) solicit employees of the Bank for employment by an employer providing products or services competitive with the business of the Bank.  Also, Ms. Barron may not at any time furnish, use or divulge to anyone any confidential information or trade secrets acquired by her from the Bank.

Director Compensation

The Company and the Bank presently do not pay a director’s fee.  Also, the directors of the Company and the Bank presently do not receive a fee for attending committee meetings.

Director Warrants Aggregate Warrant Exercises in last Fiscal Year and FY-End Warrant Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable(2)	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(1)(2)

John L. Lewis	0	--	6,667/3,333	$116,539/$58,261
Ronald E. Anderson	0	--	10,000/5,000	$174,800/$87,400
Jerome L. Blankenship	0	--	23,333/11,667	$407,861/$203,939
Donald Boggus(3)	0	--	6,667/3,333	$116,539/$58,261
John F. Conway	0	--	13,333/6,667	$233,061/$116,539
Scott A. Henson	0	--	23,333/11,667	$407,861/$203,939
Douglas G. Hiser	0	--	23,333/11,667	$407,861/$203,939
L. Carlos Rodriquez	0	--	20,000/10,000	$349,600/$174,800
Anna B. Williams	0	--	16,667/8,333	$291,339/$145,661

_____________________________

(1)

Based on the difference between the estimated value of the Company’s stock of $27.48 per share, which is  derived from application of the exchange ratio under the merger agreement with GB&T Bancshares, Inc., and the exercise price of $10.00 per share.

(2)

Upon consummation of the merger with GB&T Bancshares, Inc., all of the directors warrants will immediately become exercisable.

(3)

Rather than a warrant, in May, 2003, Mr. Boggus was granted a nonqualified stock option having generally the same terms as the warrants issued to the organizing directors.  Mr. Boggus is not an organizing director, but was elected a director in January, 2003.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company’s only outstanding class of securities, common stock, $5.00 par value, held by the current directors, named executive officers, and directors and executive officers as a group, as of March 1, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

John L. Lewis Director/President and C.E.O 57 Willow Oak Lane Dawsonville, GA 30534	45,040(2)	3.64%

Ronald E. Anderson Director 537 Chestatee View Drive Dawsonville, GA 30534	30,000(3)	2.43%

Jerome L. (Jerry) Blankenship Director 6520 Pembroke Place Cumming, GA 30040	70,000(4)	5.57%

Donald Boggus Director 281 Happy Talk Trail Jasper, GA 30143	16,996(5)	1.38%

John F. Conway Director 433 Hightower Parkway Dawsonville, GA 30534	40,125(6)	3.23%

Scott A. Henson Director 2751 Luberon Lane Cumming, GA 30041	70,125(7)	5.58%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Douglas G. Hiser Director 285 Elm Street, Suite 101 Cumming, GA 30041	70,000(8)	5.57%

L. Carlos Rodriguez Director 5406 Hampstead Way Duluth, GA 30097	60,000(9)	4.79%

Anna B. Williams Director 176 Nix Point Road Dawsonville, GA 30534	50,000(10)	4.01%

Spencer L. Strickland Executive Vice President (Bank) 3715 High Gables East Cumming, GA 30041	13,630(11)	1.11%

Lynn H. Barron Chief Financial Officer 1020 Bethany Road Alpharetta, GA 30004	8,750(12)	0.71%

All Directors and Officers as a Group(13)	474,666	32.61%

__________________________

(1)

The calculation of the percentage ownership of each individual is based in each case on 1,222,000 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

The calculation of the percentage ownership of the group is based upon 1,455,666 shares deemed to be outstanding.  These deemed outstanding shares include 1,222,000 shares of common stock actually outstanding, 205,000 exercisable warrants and 28,666 exercisable stock options at March 1, 2006.

(2)

Includes 700 shares owned by Mr. Lewis’ spouse, 500 shares owned by Mr. Lewis as custodian for his minor children, 10,000 exercisable warrants and 4,000 exercisable stock options.

(3)

Includes 15,000 exercisable warrants.

(4)

Includes 35,000 exercisable warrants.

(5)

Includes 10,000 shares owned by Pickland, Inc., a family corporation controlled by Mr. Boggus, and 6,666 exercisable stock options.

(6)

Includes 20,000 exercisable warrants.

(7)

Includes 35,000 exercisable warrants.

(8)

Includes 35,000 exercisable warrants.

(9)

Includes 30,000 exercisable warrants.

(10)

Includes 25,000 exercisable warrants.

(11)

Includes 10,000 exercisable stock options.

(12)

Includes 8,000 exercisable stock options.

(13)  These figures are different from the sum of the individual percentages because of rounding.

The following table sets forth the beneficial owners of the Company’s only outstanding class of securities, common stock, $5.00 par value, who to the Company’s knowledge owned beneficially more than 5% of the Company’s outstanding common stock as of March 1, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership(1)

Jerome L. (Jerry) Blankenship 6520 Pembroke Place Cumming, GA 30040	70,000(2)	5.57%

Scott A. Henson 2751 Luberon Lane Cumming, GA 30041	70,125(3)	5.58%

Douglas G. Hiser 285 Elm Street, Suite 101 Cumming, GA 30041	70,000(4)	5.57%

(1)

The calculation of the percentage ownership of each individual is based in each case on 1,222,000 actual outstanding shares of common stock, plus the number of shares subject to exercisable options and/or warrants held by the particular individual as if such shares are outstanding.

(2)

Includes 35,000 exercisable warrants.

(3)

Includes 35,000 exercisable warrants.

(4)

Includes 35,000 exercisable warrants.

On December 19, 2005, the Company entered into a definitive agreement and plan of reorganization (the “merger agreement”) with GB&T Bancshares, Inc., Gainesville, Georgia (“GB&T”).  At the effective time of the merger, the corporate existence of the Company will cease, and the Bank will continue to operate as a wholly-owned subsidiary of GB&T.  Under the terms of the Agreement, shareholders of the Company will receive 0.8911 shares of GB&T common stock and $8.40 in cash in exchange for each outstanding share of stock of the Company.  The merger agreement includes representations, warranties, covenants and indemnifications typical for transactions of this type.  The proposed merger was approved by the shareholders of the Company on March 29, 2006, and has received regulatory approval.  Consummation of the merger is expected to occur in April, 2006.

Equity Compensation Plans

The following table summarizes information as of March 1, 2006 relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	343,000	$ 10.12/sh	50,000

Equity compensation plans not approved by security holders	--		--

Total	343,000	$ 10.12/sh	50,000

__________________________

(1)

The only plans are the Company’s 2003 Stock Option Plan and the Company’s Stock Warrant Plan, both of which were approved by the shareholders of the Company at the annual meeting held on April 19, 2004.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of its banking business, the Bank has had and anticipates that it will continue to have transactions with various directors, officers, principal shareholders, and their associates.

In the opinion of management all loans and commitments to extend loans included in such transactions were made in the ordinary course of business substantially on the same terms, including interest rates and collateral, as those prevailing from time to time on comparable transactions with unaffiliated persons; are not such as are required to be classified as non- accrual, past due, restructured or creating potential problems; and do not involve more than a normal risk of collectibility or present any other unfavorable features. In management’s opinion, the amount of extensions of credit outstanding at any time from the beginning of the last fiscal year to date to a director, director nominee, executive officer or principal security holder and their associates, individually or in the aggregate, did not exceed the maximum permitted under applicable banking regulations.

ITEM 13.

EXHIBITS

Exhibit Number		Sequential Page

3.1	Articles of Incorporation(1)	--
3.2	Bylaws(1)	--
4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 (1)	--
10.3*	Employment Agreement of John L. Lewis(2)	--
10.4*	Change of Control Agreement of Lynn Barron(3)	--
10.6*	Form of Warrant Agreement(1)	--
10.7*	2003 Stock Option Plan(4)	--
10.8*	Nonqualified Stock Option Agreement of Donald Boggus(4)	--
10.9*	Stock Warrant Plan(5)	--
10.10*	Form of Stock Option Agreement(6)	--
10.11*	Employment Agreement of Spencer L. Strickland(7)	--
14.1	Code of Ethics	51
21.1	Subsidiaries of the Company. The sole subsidiary of the Company is Mountain State Bank, Dawsonville, Georgia, which is wholly-owned by the Company.	--
24.1	Power of Attorney (included on the signatures page hereto).	--
31	Rule 13a-14(a)/15d-14(a) Certifications	52
32	Section 1350 Certifications	54
99.1	Financial Statements	55

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed to the Company for fiscal years 2005 and 2004 for professional services rendered by Cherry Bekaert for its audit of the Company’s annual financial statements and for its reviews of the financial statements included in the Company’s Form 10-QSB reports were $34,200 and $28,150, respectively.

Audit-Related Fees

There were no fees billed to the Company in fiscal year 2005 and 2004 for professional services of Cherry, Bekaert & Holland, L.L.P. for assurance and related services reasonably related to the performance of audit or review of the Company’s financial statements and not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to the Company for fiscal years 2005 and 2004 for professional services of Cherry, Bekaert & Holland, L.L.P. for tax compliance and related tax services were $1,700 and $1,700, respectively.  The services performed were preparation of the annual federal and state tax returns of the Company

All Other Fees

Aggregate fees billed to the Company for fiscal years 2005 and 2004 for services rendered by Cherry, Bekaert & Holland, L.L.P. other than the services for 2005 and 2004 described in the previous three paragraphs were $825 and $0, respectfully.

The engagement of Cherry, Bekaert & Holland, L.L.P. to render audit or non-audit services requires the approval of the Company’s audit committee.

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

SIGNATURES	TITLE	DATE

/s/John L. Lewis	Director; President and C.E.O.	March 29, 2006
John L. Lewis

/s/Lynn Barron	Chief Financial Officer	March 29, 2006
Lynn Barron

_______________________	Director, Chairman	March ___, 2006
Ronald E. Anderson

/s/Jerome L. Blankenship	Director	March 29, 2006
Jerome L. Blankenship

/s/John F. Conway	Director	March 29, 2006
John F. Conway

_______________________	Director	March ___, 2006
Scott Henson

_______________________	Director	March ___, 2006
Douglas B. Hiser

/s/L. Carlos Rodriguez L. Carlos Rodriguez	Director	March 29, 2006

/s/Anna B. Williams	Director	March 29, 2006
Anna B. Williams

/s/Donald Boggus	Director	March 29, 2006
Donald Boggus

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers:

Not Applicable.